Form 10-Q
period 1996-03-31
VANGUARD AIRLINES INC \DE\
filed 1996-05-15
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



(Mark One)


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1996

                                OR


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______ TO _______.


Commission File Number 0-27034


                     VANGUARD AIRLINES, INC.
      (Exact name of Registrant as specified in its charter)


          Delaware                           48-1149290
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)       Identification Number)


                       30 N.W. Rome Circle
                         Mezzanine Level
                Kansas City International Airport
                   Kansas City, Missouri 64153
                          (816) 243-2100
   (Address of principal executive offices, including zip code;
       Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X             No ______

     At March 31, 1996, there were 8,586,498 shares of Common
Stock, par value $.001 per share.

Part I. - Financial Information
     Item 1. Financial Statements


                     Vanguard Airlines, Inc.
                     Condensed Balance Sheets
                                                March 31, 1996  December 31
                                                 (unaudited)      1995
Assets
Current assets:
Cash and cash equivalents                          $1,031,511  $3,491,640
  Accounts receivable, less allowance               2,263,156   1,271,245
  of $197,000 at March 31, 1996 and
  December 31, 1995
  Inventory                                           549,085     338,119
  Prepaid expenses and other
     current assets                                 4,796,593   4,432,150
Total current assets                                8,640,345   9,533,154


Property and equipment, at cost:
  Aircraft improvements and leasehold
     costs                                          4,742,118   3,409,633
  Reservation system and communication
     equipment                                      1,158,085     884,939
  Other property and equipment                      1,940,652   1,420,610
                                                    7,840,855   5,715,182
  Less accumulated depreciation
    and amortization                              (1,531,447)  (1,164,364)
                                                    6,309,408   4,550,818

Other assets:
  Leased aircraft deposits                          1,506,000   1,506,000
  Fuel and security deposits                          933,783     820,213
  Other                                               169,548      15,513
                                                    2,609,331   2,341,726

Total assets                                      $17,559,084 $16,425,698


                     Vanguard Airlines, Inc.
               Condensed Balance Sheets (continued)

                                                     March 31
                                                      1996       December 31
                                                   (unaudited)      1995
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:

  Notes payable                                     $500,000         ----

  Accounts payable                                 4,543,680     3,400,288

  Accrued expenses                                 2,727,033     2,303,377

  Accrued maintenance                              3,829,990     4,728,557

  Air traffic liability                            6,346,499     2,260,721

  Current portion of capital
     lease obligations                               162,948       101,989

Total current liabilities                         18,110,150    12,794,932

Notes payable, less current portion                  500,000          ----

Capital lease obligations,
  less current portion                               106,110        86,133


Commitments

Stockholders' Equity (Deficit):

  Common Stock, $.001 par value:

  Authorized shares - 15,000,000:

  Issued and outstanding shares
     - 8,583,998 in 1996 and 8,524,376
     in 1995                                           8,584         8,524

  Additional paid-in capital                      19,310,177    19,301,937

  Accumulated deficit                           (20,348,054)  (15,637,987)
                                                 (1,029,293)     3,672,474

  Deferred stock compensation                      (127,841)     (127,841)

  Treasury stock                                        (42)          ----

Total stockholders' equity (deficit)             (1,157,176)     3,544,633

Total liabilities and
  stockholders' equity (deficit)                $17,559,084    $16,425,698

                     Vanguard Airlines, Inc.
                     Statements of Operations
    For the Three-month Periods Ended March 31, 1996 and 1995
                           (unaudited)
                                                     1996           1995
Operating revenues:
  Passenger revenues                             $13,436,281    $5,785,282

  Other                                              755,234       257,323

Total operating revenues                          14,191,515     6,042,605

Operating expenses:

  Flying operations                                3,866,013     1,742,920

  Aircraft fuel                                    3,051,542     1,364,432

  Maintenance                                      2,594,579     1,131,544

  Passenger service                                1,258,645       741,899

  Aircraft and traffic servicing                   3,685,189     1,918,022

  Promotion and sales                              3,351,324     2,260,374

  General and administrative                         737,459       627,857

  Depreciation and amortization                      367,083       185,727

Total operating expenses                          18,911,834     9,972,775

Operating loss                                   (4,720,319)   (3,930,170)

Other income (expense):

  Interest income                                     26,224        15,147

  Interest expense                                  (15,972)       (6,222)

Total other income (expense), net                     10,252         8,925

Net loss                                        $(4,710,067)  $(3,921,245)

Net loss per share                                   $(0.55)       $(0.58)

Weighted average common and common
  equivalent shares outstanding                    8,583,998     6,813,000

                     Vanguard Airlines, Inc.
                     Statements of Cash Flows
    For the Three-month Periods Ended March 31, 1996 and 1995
                           (unaudited)
                                                    1996           1995
Operating activities:

Net loss                                        $(4,710,067)  $(3,921,245)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:

     Depreciation and amortization                   367,083       185,727

     Changes in operating assets
      and liabilities:

      Accounts receivable                          (991,911)     (293,989)

      Inventory                                    (210,966)     (103,060)

      Prepaid expenses and other
        current assets                             (364,443)     (274,653)

      Accounts payable                             1,143,392     1,316,126

      Accrued expenses and
        accrued maintenance                        (474,911)     1,649,873

      Air traffic liability                        4,085,778       657,181

      Deposits on leased aircraft,
        fuel and other                             (267,605)      (12,215)

Net cash used in operating activities            (1,423,650)     (796,255)


Investing activities:

Purchase of property and equipment               (1,010,138)     (261,175)


Financing activities:
Proceeds from line of credit                            ----       750,000
Proceeds from sale of common stock
  and exercise of options                              8,300          ----

Purchase of treasure stock                              (42)          ----

Principal payments on capital
  lease obligations                                 (34,599)      (18,154)

Net cash provided by financing
  activities                                        (26,341)       731,846

Net increase in cash and cash
  equivalents                                    (2,460,129)     (325,584)

Cash and cash equivalents,
  beginning of period                              3,491,640     1,126,809

Cash and cash equivalents,
  at March 31                                     $1,031,511      $801,225

                     Vanguard Airlines, Inc.
          Condensed Statements of Cash Flows (continued)
          For the Periods Ended March 31, 1996 and 1995
                           (unaudited)

                                                        1996          1995
Supplemental disclosures of cash
  flow information:

Cash paid during the period for
  interest                                           $15,971        $6,222

Supplemental schedule of noncash
  investing and financing activities:

Capital leases entered into for
  property and equipment                            $115,535       $18,558

Aircraft improvements financed through
  the issuance of notes payable                   $1,000,000          ----

BASIS OF PRESENTATION

     The consolidated financial statements of Vanguard Airlines, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1995, have been properly prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports of Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 1996.

     The balance sheet as of March 31, 1996, the statements of operations for the three months ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three months ended March
31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT OF FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION TITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Operating revenues

     Total operating revenues increased 135% to approximately
$14.2 million in first-quarter 1996 from approximately $6.0
million in first-quarter 1995. In first-quarter 1996 versus first-quarter 1995, Vanguard's capacity, or available seat miles ("ASMs"), increased approximately 78% to 224 million miles from
126 million miles as a result of a 60% increase in fleet size. As of March 31, 1996, the Company operated eight Boeing 737 aircraft compared to five on March 31, 1995. Results for the quarter include the positive revenue impact of Vanguard's capacity-control, yield management system, which was implemented in
January.  The system enhances the Company's ability to
economically offer lower fares.   Revenue passenger miles
("RPMs") increased approximately 117% to 128 million miles in first-quarter 1996 from 59 million miles in first-quarter 1995.

     Load factor increased to 57.35% in first-quarter 1996 from 47.18% in first-quarter 1995. Passenger yield increased to $0.1048 per RPM in first-quarter 1996 from $0.0977 in first-quarter 1995.

     The Company generated other revenues as a result of service charges from passengers who change or cancel flight reservations. For a period of ninety days after the flight date, the customer may use the value of the unused reservation for transportation, less a $25.00 service charge. These revenues were $247,416 in first-quarter 1996 versus $187,502 in first-quarter 1995. Mail revenues for first-quarter 1996 and first-quarter 1995 were $290,214 and $46,058, respectively.

Operating Expenses

     The rapid addition of capacity generated significant growth-related expenses including employee recruiting and training, new station opening costs and fleet integration costs. Expenses are generally categorized as related to flying operations, aircraft fuel, maintenance, passenger service, aircraft and traffic servicing, promotion and sales, general and administrative, depreciation and amortization and other expense, net.

     Flying operations expenses include aircraft lease expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 122% period over period to approximately $3.9 million in first-quarter 1996 from approximately $1.7 million. First-quarter 1996 expenses included the cost of integrating three additional Boeing 737 aircraft into the fleet. The number of flights increased 75% to 3,777 in first-quarter 1996 from 2,161 flights in first-quarter 1995 and block hours increased 69% period over period to 5,326 from 3,150.

     Aircraft fuel expenses include the direct cost of the fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expense increased 124% period over period to approximately $3.1 million in first-quarter 1996 from approximately $1.4 million in the first quarter 1995. This increase in fuel expense was a result of the Company increasing its level of operations as well as an increase in jet fuel prices. The average price of fuel increased to $0.6106 per gallon in first-quarter 1996 from $0.5159 per gallon in first-quarter 1995, while fuel consumption increased 68% to approximately 4.2 million gallons for first-quarter 1996 from approximately 2.5 million gallons in first-quarter 1995.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses, including the integration of the Company's three additional aircraft, increased 143% to approximately $2.6 million in first-quarter 1996 from approximately $1.1 million in first-quarter 1995.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately 75% to $1.3 million in first-quarter 1996 from $741,899 in first-quarter 1995 as a result of the Company's increased level of operations.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rental, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 95% to approximately $3.7 million in first-quarter 1996 from approximately $1.9 million in first-quarter 1995, reflecting primarily the Company's increased level of operations.

     Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 48% to approximately $3.4 million in first-quarter 1996 from approximately $2.3 million in first-quarter 1995, primarily as a result of increased traffic.

     General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel, the costs for office supplies, office rent, legal expenses, accounting and other miscellaneous expenses. General and administrative expenses increased approximately 18% to approximately $737,459 in first-quarter 1996 from approximately $627,857 in first-quarter 1995.

     Depreciation and amortization expenses include depreciation and amortization on aircraft modifications and ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs have been expensed as incurred. Depreciation and amortization expenses increased 98% to $367,083 in first-quarter 1996 from $185,727 in first-quarter 1995.

     Other income (expense), net consists primarily of interest income and interest expense. Other income (expense), net consists primarily of interest income and interest expense. Other income (expense) net increased 15% to $10,252 in first-quarter 1996 from $8,925 in first-quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations, capital expenditure requirements and working capital needs primarily from the sale of equity securities, having generated $6,018,480 from private sales of equity securities and $12,955,981 in net proceeds from its initial public offering. As of March 31, 1996, the Company had cash and cash equivalents of $1,031,511 compared to $3,491,640 as of December 31, 1995.

     Airlines collect fares from passengers in advance of providing air transportation. Air traffic liability represents collected and uncollected amounts for future air transportation that has not yet been provided to passengers. At March 31, 1996, and December 31, 1995, the Company had recorded approximately $6.4 million and approximately $2.3 million, respectively, of air traffic liability. In addition, the Company accrues and will continue to accrue maintenance liabilities in advance of future major scheduled maintenance expenditures. At March 31, 1996 and December 31, 1995, the Company had accumulated approximately $5.1 million and $4.7 million, respectively, of accrued maintenance costs. These accruals reflect the Company's increase in operations. The Company had a working capital deficit of approximately $9.4 million for first-quarter 1996 and $3.3 million for fourth-quarter 1995.

     In March 1996, the Company made cash down payments of $260,000 and signed promissory notes totaling $1,000,000 to finance the purchase of two aircraft engines. These notes bear interest at a rate per annum equal to 12%, and principal and interest payments are due in 24 consecutive monthly installments of $49,072. The engines serve as collateral on this debt. Future debt principal payments under the terms of these promissory notes are approximately $307,000 in 1996, $509,000 in 1997 and $184,000 in 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Limited Operating History; History of Losses; Future Operating Results Uncertain; Working Capital Deficit. The Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's future operating results will depend on may factors, including general economic conditions, the cost of jet fuel and actions taken by other airlines particularly with respect to pricing. A negative change in any one or more of these factors could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will achieve or sustain profitability at any time in the future.

Seasonality and Cyclicality. The Company's operations are dependent upon passenger travel demand. Airlines typically experience reduced demand at various times during the fall and winter and increased demand for service during the spring and summer. Within these periods, an airline may experience variations in passenger demand based on its particular routes and
passenger demographics.   Due to the Company's limited operating
history, the Company is unable to predict, and to what extent, seasonal variations in its operations will differ from those of the airline industry generally. If the Company's demand patterns are similar to those of the airlines industry generally, the Company would experience reduced demand during the fall and winter with adverse effects on revenues, operation results and cash flow. In addition, passenger travel in the airline industry, particularly leisure travel, is highly sensitive to adverse changes in general economic conditions. A worsening of current economic conditions, or an extended period of recession nationally or in the regions services by the Company, could have a material adverse effect of the Company's business, financial condition or results of operations.

Adverse Industry Conditions. The airline industry is characterized generally by high fixed costs relative to revenues, and low profit margins. As a result, profit levels are highly sensitive to changes in fuel costs (which comprise a substantial portion of operating expenses), fare levels and passenger demand. Fare levels and passenger demand in the airline industry have been, at times, adversely affected by, among other things, the general state of the economy, the economic conditions in markets in which an airline operates and actions taken by other carriers with respect to fare levels. The enactment of the Airline Deregulation Act of 1978 (the "Deregulation Act") substantially eliminated government authority to regulate domestic routes and fares. Since the enactment of the Deregulation Act, the airline industry has been subject to intense competition, both from traditional carriers and new low-cost carriers, which generally has reduced fare levels and earnings. These factors, combined with the most recent general economic recession, resulted in unprecedented losses in the airline industry, and, as a consequence, many restructurings, bankruptcies and liquidations in the industry. In recent years, Continental Airlines, America West Airlines, and Trans World Airlines, among others, have filed for bankruptcy and Eastern Airlines, Pan American World Airways and Braniff Airlines, among others, have either ceased operations or were liquidated. There can be no assurance that these industry conditions, including intense price competition, will not adversely affect the Company's business, financial condition or results of operations.

Competition and Competitive Reaction. Under the Deregulation Act, domestic certificated airlines are free to enter and exit domestic markets and to set fares without regulatory approval, and all city-pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive. Airlines compete primarily with respect to fares, scheduling (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller ) and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes. Many of these airlines are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service to a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations. The Company may also face competition from existing airlines that may begin serving markets the Company serves, from new low-cost airlines that may be formed to compete in the low-fare market (including any airlines that may be formed by traditional airlines) and from ground transportation alternatives. Any airline operating under bankruptcy protection could have a competitive advantage over the Company and there can be no assurance that this advantage will not adversely affect the Company's business, financial condition or results of operations.

Fuel. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect of events on the future availability and cost of jet fuel. The
Boeing 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft (such as its Boeing 737-300 jet aircraft). Accordingly, a significant increase in the price of jet fuel would result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors whose average aircraft is newer and thus more fuel efficient. The Company has not entered into any agreements which fix the price of jet fuel over any period of time because such agreements generally are not available. Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers and the Company will experience reduced margins if it is unable to increase fares to compensate for such higher fuel costs. Even if it is able to raise fares, the Company will experience reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply would also have a material adverse effect on the Company's business, financial condition and results of operations. Effective October 1, 1993, Congress enacted a law imposing a 4.3 cents per gallon fuel tax, and at the same time exempted commercial airlines from this tax until September 30, 1995. Since October 1, 1995, all commercial airlines, including the Company, have been required to pay a tax of 4.3 cents per gallon of fuel purchased. Congress currently is considering proposed legislation to reinstate the airline fuel tax exemption, but there can be no assurances that the fuel tax exemption will be reinstated.

Government Regulation.  The Company is subject to 49 U.S.C.,
Subtitle VII (formerly the Federal Aviation Act of 1958, as
amended) (the "Aviation Act"), under which the United States
Department of Transportation (the "DOT") and the FAA exercise regulatory authority over airlines. This regulatory authority includes, but is not limited to: (i) the initial determination and continuing review of the fitness of air carriers (including financial, managerial, compliance-disposition and citizenship fitness); (ii) the certification and regulation of aircraft and other flight equipment; (iii) the certification and approval of personnel who engage in flight, maintenance and operations activities; and (iv) the establishment and enforcement of safety standards and requirements with respect to the operation and maintenance of aircraft, all as set forth in the Aviation Act and the Federal Aviation Regulations.  In accordance with the
Deregulation Act, domestic certificated airlines are permitted to enter and exit domestic markets and to set fares without
regulatory approval, and all city-pair domestic airline markets are generally open to any domestic certificated airline. The DOT maintains and exercises authority over consumer protection issues, computer reservations system issues and unfair trade practices. The DOT also maintains regulatory authority over international routes, subject to review by the President of the
United States.  The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet exceeds the current Stage-3 noise compliance requirements with two of its Boeing 737-200 jet aircraft being equipped with hush kits and its two Boeing 737-300 jet aircraft satisfying the Stage-3 requirements. The Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 25% of its fleet must be Stage-3 compliant by January 1, 1995; 50% of its fleet must be Stage-3 compliant by January 1, 1997; 75% of its fleet must be Stage-3 compliant by
January 1, 1999; and 100% of its fleet must be Stage-3 compliant
by January 1, 2000.   The FAA has promulgated a number of
maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. Additional laws and regulations have been proposed from time to time and might be enacted, which could significantly increase the cost of airlines operations by imposing substantial additional requirements or restrictions on airlines operations. Laws and regulations have been considered from time to time and may be enacted that would prohibit or restrict the ownership and transfer of airline routes (primarily international routes or landing and takeoff rights
("slots") to operate at certain high-density airports.  The
Company has obtained the necessary authority to perform airlines operations, including a Certificate of Public Convenience and Necessity issued by the DOT pursuant to 49 U.S.C.Section 41102 and an air carrier operating certificate issued by the FAA under
Part 121 of the Federal Aviation Regulations. The continuation of such authority is subject to continued compliance with applicable statutes rules and regulations pertaining to or affecting the airlines industry, including any rules and regulations that may be adopted by the DOT and FAA in the future.
No assurance can be given that the Company will be able to continue to comply with all present or future rules and regulations or that such rules and regulations would not materially and adversely affect the Company' business, financial condition and results of operations.

PART II.  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any material litigation or legal proceedings at this time and is not aware of any material litigation or legal proceedings threatened against it.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

               Exhibit 11- Statement of Computation of Earnings per Share for the Three-month Periods Ended March
               31, 1995 and 1996

               Exhibit 27 - Financial Data Schedule


          (b)  Reports on Form 8-K.

               On January 5, 1996 the Company filed a report on Form 8-K under Item 5 - Other Events regarding (i) a press release issued by the Company on November 6, 1995, announcing the Company's intention to lease its sixth and seventh aircraft from Aloha Airlines,
          (ii) a press release issued by the Company on November 13, 1995, announcing the Company's intention to lease its eighth aircraft from Mimi, Inc., (iii) a press release issued by the Company on November 15, 1995, announcing the Company's intention to begin service to San Francisco, California, and (iv) certain quarterly operating statistics of the Company for the quarterly period ended September 30, 1995.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature and Title                     Date

/s/Robert J. McAdoo                          May 14, 1996
Robert J. McAdoo, President and
  and Chief Executive Officer


/s/ Fred L. deLeeuw                          May 14, 1996
Fred L. deLeeuw, Vice President-Finance
  and Chief Financial Officer and
  Secretary (Principal Financial and
  Accounting Officer)