Form 10-Q/A
period 1996-03-31
VANGUARD AIRLINES INC \DE\
filed 1996-08-14
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A

(Mark One)

( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED MARCH 31, 1996

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

                 Yes     X             No ______

     At March 31, 1996, there were 8,584,003 shares of Common
Stock , par value $.001 per share.

PART I. - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                     VANGUARD AIRLINES, INC.
                          BALANCE SHEETS

                                                  March 31,    December 31,
                                                    1996          1995
Assets
Current assets:
Cash and cash equivalents                        $1,031,511   $3,491,640
 Accounts receivable, less allowance              2,128,156    1,271,245
   of $197,000 at March 31, 1996 and
   December 31, 1995
 Inventory                                          393,847      338,119
 Prepaid expenses and other
   current assets                                 4,764,093    4,432,150
Total current assets                              8,317,607    9,533,154


Property and equipment, at cost:
 Aircraft improvements and
   leasehold costs                               4,742,118     3,409,633
 Reservation system and communication
   equipment                                     1,158,085       884,939
 Other property and equipment                    1,940,652     1,420,610
                                                 7,840,855     5,715,182
 Less accumulated depreciation and
   amortization                                  (1,531,447)  (1,164,364)
                                                  6,309,408    4,550,818


Other assets:
 Leased aircraft deposits                         1,506,000    1,506,000
 Fuel and security deposits                         933,783      820,213
 Other                                              169,548       15,513
                                                  2,609,331    2,341,726

Total assets                                    $17,236,346  $16,425,698


                     Vanguard Airlines, Inc.
                    Balance Sheets (continued)

                                                March 31,    December 31,
                                                  1996           1995
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
 Notes payable                                   $  500,000   $   ----
 Accounts payable                                 5,039,486    3,400,288
 Accrued expenses                                 3,078,463    2,303,377
 Accrued maintenance                              3,829,990    4,728,557
 Air traffic liability                            6,346,499    2,260,721
 Current portion of capital lease
   obligations                                      162,948      101,989
Total current liabilities                        18,957,386   12,794,932

Notes payable, less current portion                 500,000       ----
Capital lease obligations, less
   current portion                                  106,110       86,133

Commitments

Stockholders' Equity (Deficit):
  Common Stock, $.001 par value:
   Authorized shares - 15,000,000:
   Issued and outstanding shares - 8,584,003
   in 1996 and 8,524,376 in 1995                      8,584        8,524
 Additional paid-in capital                      19,310,177   19,301,937
 Accumulated deficit                            (21,534,133) (15,637,987)
                                                 (2,215,372)   3,672,474
 Deferred stock compensation                       (111,736)    (127,841)
 Treasury stock                                         (42)      ----
Total stockholders' equity (deficit)             (2,327,150)   3,544,633
Total liabilities and stockholders'
   equity (deficit)                      $17,236,346         $16,425,698


See accompanying notes.

                     Vanguard Airlines, Inc.
                     Statements of Operations

                                                   Three Months ended
                                                        March 31,
                                                   1996          1995
Operating revenues:
 Passenger revenues                             $13,436,281   $5,785,282
 Other                                              620,234      257,323
Total operating revenues                         14,056,515    6,042,605

Operating expenses:
 Flying operations                                3,908,943    1,742,920
 Aircraft fuel                                    3,051,542    1,364,432
 Maintenance                                      3,172,042    1,131,544
 Passenger service                                1,366,527      741,899
 Aircraft and traffic servicing                   3,886,455    1,918,022
 Promotion and sales                              3,361,825    2,260,374
 General and administrative                         848,496      627,857
 Depreciation and amortization                      367,083      185,727
Total operating expenses                         19,962,913    9,972,775

Operating loss                                   (5,906,398)  (3,930,170)

Other income (expense):
 Interest income                                     26,224       15,147
 Interest expense                                   (15,972)      (6,222)
Total other income (expense), net                    10,252        8,925
Net loss                                        $(5,896,146) $(3,921,245)

Net loss per share                                   $(0.69)      $(0.58)

Weighted average common and common
 equivalent shares outstanding                    8,550,220    6,813,000



See accompanying notes.

                     Vanguard Airlines, Inc.
                     Statements of Cash Flows

                                                       Three Months ended
                                                             March 31,
                                                   1996                  1995
Operating activities:
Net loss                                        $(5,896,146)        $(3,921,245)
Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization                    367,083             185,727
   Compensation related to stock options             16,105
   Provisions for uncollectible accounts              9,845
   Changes in operating assets and
    liabilities:
     Accounts receivable                           (866,756)           (418,387)
     Inventory                                      (55,728)           (103,060)
     Prepaid expenses and other current
       assets                                      (331,943)           (274,653)
     Accounts payable                             1,639,198           1,316,126
     Accrued expenses and accrued
       maintenance                                 (123,481)          1,649,873
     Air traffic liability                        4,085,778             657,181
     Deposits on leased aircraft,
       fuel and other                              (267,605)            (12,215)
Net cash used in operating activities            (1,423,650)           (920,653)

Investing activities:
Purchase of property and equipment               (1,010,138)           (261,175)

Financing activities:
Proceeds from line of credit                          ----              750,000
Proceeds from exercise of stock options               8,300               ----
Purchase of treasury stock                              (42)              ----
Principal payments on capital
   lease obligations                                (34,599)            (18,154)
Net cash provided by (used in)
  financing activities                              (26,341)            731,846

Net decrease in cash and cash
   equivalents                                   (2,460,129)           (449,982)
Cash and cash equivalents,
   beginning of period                            3,491,640           1,126,809
Cash and cash equivalents,
   at end of period                              $1,031,511            $676,827



                     Vanguard Airlines, Inc.
               Statements of Cash Flows (continued)

                                                      Three Months ended
                                                          March 31,
                                                     1996           1995
Supplemental disclosures of cash
  flow information:
Cash paid during the period for
  interest                                           $15,971       $6,222

Supplemental schedule of noncash
  investing and financing activities:
Capital leases entered into for
property and equipment                              $115,535      $18,558

Aircraft improvements financed through
 the issuance of notes payable                    $1,000,000      $  ----




See accompanying notes.

                     VANGUARD AIRLINES, INC.
        CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The financial statements of Vanguard Airlines, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1995 which is derived from the Company's audited financial statements, have been properly prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 1996.

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

2. NET LOSS PER SHARE

   At March 31, 1996, the computation of net loss per share was based on the weighted average number of outstanding common shares. Outstanding stock options and warrants were not included in the calculation of net loss per share as their effect was antidilutive.

   At March 31, 1995, net loss per share was based on the weighted average number of common and preferred shares outstanding and dilutive common stock equivalents during the periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and preferred stock issued for consideration below the offering price of $6.00 per share (the Offering Price) and stock options and preferred stock warrants issued with exercise prices below the Offering Price during the 12-month period preceding the initial filing of the Registration Statement have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for the 1995 period presented.

3. RESTATEMENT OF PREVIOUSLY FILED FORM 10-Q

   In July 1996, the Company determined that beginning in the first quarter 1996 it had not properly recorded certain accrued liabilities and accounts payable primarily related to maintenance, passenger services and contract services costs. The Company also determined that levels of consumable and expendable parts inventory were not properly recorded and that a nontrade account receivable was uncollectible as of March 31, 1996. These errors resulted in an overstatement of inventory and accounts receivable and an understatement of various operating expenses in the three months ended March 31, 1996. Accordingly, the Company has restated its financial statements as of and for the three months ended March 31, 1996 of which impact on net loss, net loss per share and accumulated deficit is as follows (in thousands except per share data):

                                             As Previously Reported
                                                in the Company's
                                                 March 31, 1996
                                                   Form 10-Q    As Restated

   Net loss                                          ($4,710)     ($5,896)
   Weighted average common and common
      equivalent shares                                8,584        8,550
   Net loss per share                                   (.55)        (.69)
   Accumulated deficit at March 31, 1996             (20,348)     (21,534)

ITEM 2.  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION TITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Operating revenues

   Total operating revenues increased 133% to approximately
$14.1 million in first-quarter 1996 from approximately $6.0 million in first-quarter 1995. In first-quarter 1996 versus first-quarter 1995, Vanguard's capacity, or available seat miles ("ASMs"), increased approximately 78% to 224 million miles from 126 million miles as a result of a 60% increase in fleet size. As of March 31, 1996, the Company operated eight Boeing 737 aircraft compared to five on March 31, 1995. Results for the quarter include the positive revenue impact of Vanguard's capacity-control, yield management system, which was implemented in January. The system enhances the Company's ability to economically offer lower fares. Revenue passenger miles ("RPMs") increased approximately 117% to 128 million miles in first-quarter 1996 from 59 million miles in first-quarter 1995.

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

   Flying operations expenses include aircraft lease expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 124% period over period to approximately $3.9 million in first-quarter 1996 from approximately $1.7 million. First-quarter 1996 expenses included the cost of integrating three additional Boeing 737 aircraft into the fleet. The number of flights increased 75% to 3,777 in first-quarter 1996 from 2,161 flights in first-quarter 1995 and block hours increased 69% period over period to 5,326 from 3,150.

   Aircraft fuel expenses include the direct cost of the fuel, taxes and the costs of delivering fuel into the aircraft.
Aircraft fuel expense increased 124% period over period to approximately $3.1 million in first-quarter 1996 from approximately $1.4 million in the first quarter 1995. This increase in fuel expense was a result of the Company increasing its level of operations as well as an increase in jet fuel prices. The average price of fuel increased to $0.6106 per gallon in first-quarter 1996 from$0.5159 per gallon in first-quarter 1995, while fuel consumption increased 68% to approximately 4.2 million gallons for first-quarter 1996 from approximately 2.5 million gallons in first-quarter 1995.

   Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses, including the integration of the Company's three additional aircraft, increased 180% to approximately $3.2 million in first-quarter 1996 from approximately $1.1 million in first-quarter 1995.

   Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately 84% to $1.4 million in first-quarter 1996 from approximately $742,000 in first-quarter 1995 due to the Company's increased level of operations.

   Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rental, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 103% to approximately $3.9 million in first-quarter 1996 from approximately $1.9 million in first-quarter 1995, reflecting primarily the Company's increased level of operations.

   Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 49% to approximately $3.4 million in first-quarter 1996 from approximately $2.3 million in first-quarter 1995, primarily as a result of increased traffic.

   General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel, the costs for office supplies, office rent, legal expenses, accounting and other miscellaneous expenses. General and administrative expenses increased approximately 35% to approximately $848,000 in first-quarter 1996 from approximately $628,000 in first-quarter 1995.

   Depreciation and amortization expenses include depreciation and amortization on aircraft modifications and ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs have been expensed as incurred. Depreciation and amortization expenses increased 98% to approximately $367,000 in first-quarter 1996 from approximately $186,000 in first-quarter 1995.

   Other income (expense), net consists primarily of interest income and interest expense. Other income (expense), net consists primarily of interest income and interest expense.
Other income (expense) net increased 15% to $10,252 in first-quarter 1996 from $8,925 in first-quarter 1995.

Liquidity and Capital Resources

   Since inception, the Company has financed its operations, capital expenditure requirements and working capital needs primarily from the sale of equity securities, having generated approximately $6.0 million from private sales of equity securities and approximately $13.0 million in net proceeds from its initial public offering. As of March 31, 1996, the Company had cash and cash equivalents of approximately $1.0 million compared to approximately $3.5 million as of December 31, 1995.

   Airlines collect fares from passengers in advance of providing air transportation. Air traffic liability represents collected and uncollected amounts for future air transportation that has not yet been provided to passengers. At March 31, 1996, and December 31, 1995, the Company had recorded approximately $6.3 million and approximately $2.3 million, respectively, of air traffic liability. In addition, the Company accrues and will continue to accrue maintenance liabilities in advance of future major scheduled maintenance expenditures. At March 31, 1996 and December 31, 1995, the Company had accumulated approximately $3.8 million and $4.7 million, respectively, of accrued maintenance costs. These accruals reflect the Company's increase in operations. The Company had a working capital deficit of approximately $10.6 million for first-quarter 1996 and $3.3 million for fourth-quarter 1995.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Limited Operating History; History of Losses; Future Operating Results Uncertain; Working Capital Deficit. The Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's future operating results will depend on many factors, including general economic conditions, the cost of jet fuel and actions taken by other airlines particularly with respect to pricing. A negative change in any one or more of these factors could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will achieve or sustain profitability at any time in the future.

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

Adverse Industry Conditions. The airline industry is characterized generally by high fixed costs relative to revenues, and low profit margins. As a result, profit levels are highly sensitive to changes in fuel costs (which comprise a substantial portion of operating expenses), fare levels and passenger demand. Fare levels and passenger demand in the airline industry have been, at times, adversely affected by, among other things, the general state of the economy, the economic conditions in markets in which an airline operates and actions taken by other carriers with respect to fare levels. The enactment of the Airline Deregulation Act of 1978 (the "Deregulation Act") substantially eliminated government authority to regulate domestic routes and fares. Since the enactment of the Deregulation Act, the airline industry has been subject to intense competition, both from traditional carriers and new low-cost carriers, which generally has reduced fare levels and earnings. These factors, combined with the most recent general economic recession, resulted in unprecedented losses in the airline industry, and, as a consequence, many restructurings, bankruptcies and liquidations in the industry. In recent years, Continental Airlines, America West Airlines, and Trans World Airlines, among others, have filed for bankruptcy and Eastern Airlines, Pan American World Airways and Braniff Airlines, among others, have either ceased operations or were liquidated. There can be no assurance that these industry conditions, including intense price competition, will not adversely affect the Company's business, financial condition or results of operations.

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

Government Regulation.  The Company is subject to 49 U.S.C.,
Subtitle VII (formerly the Federal Aviation Act of 1958, as amended) (the "Aviation Act"), under which the United States
Department of Transportation (the "DOT") and the FAA exercise regulatory authority over airlines. This regulatory authority includes, but is not limited to: (i) the initial determination and continuing review of the fitness of air carriers (including financial, managerial, compliance-disposition and citizenship fitness); (ii) the certification and regulation of aircraft and other flight equipment; (iii) the certification and approval of personnel who engage in flight, maintenance and operations activities; and (iv) the establishment and enforcement of safety standards and requirements with respect to the operation and maintenance of aircraft, all as set forth in the Aviation Act and the Federal Aviation Regulations. In accordance with the Deregulation Act, domestic certificated airlines are permitted to enter and exit domestic markets and to set fares without regulatory approval, and all city-pair domestic airline markets are generally open to any domestic certificated airline. The DOT maintains and exercises authority over consumer protection issues, computer reservations system issues and unfair trade practices. The DOT also maintains regulatory authority over international routes, subject to review by the President of the United States. The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet exceeds the current Stage-3 noise compliance requirements with two of its Boeing 737-200 jet aircraft being equipped with hush kits and its two Boeing 737-300 jet aircraft satisfying the Stage-3 requirements. The Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 25% of its fleet must be Stage-3 compliant by January 1, 1995; 50% of its fleet must be Stage-3 compliant by January 1, 1997; 75% of its fleet must be Stage-3 compliant by January 1, 1999; and 100% of its fleet must be Stage-3 compliant by January 1, 2000. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. Additional laws and regulations have been proposed from time to time and might be enacted, which could significantly increase the cost of airlines operations by imposing substantial additional requirements or restrictions on airlines operations. Laws and regulations have been considered from time to time and may be enacted that would prohibit or restrict the ownership and transfer of airline routes (primarily international routes or landing and takeoff rights
("slots") to operate at certain high-density airports.  The
Company has obtained the necessary authority to perform airlines operations, including a Certificate of Public Convenience and Necessity issued by the DOT pursuant to 49 U.S.C. Section 41102 and an air carrier operating certificate issued by the FAA under Part
121 of the Federal Aviation Regulations. The continuation of such authority is subject to continued compliance with applicable statutes rules and regulations pertaining to or affecting the airlines industry, including any rules and regulations that may be adopted by the DOT and FAA in the future. No assurance can be given that the Company will be able to continue to comply with all present or future rules and regulations or that such rules and regulations would not materially and adversely affect the Company' business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

Long-Lived Assets. In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (the "SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss is based on the fair value of that asset. Generally, intangible assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

The Company adopted the provisions of SFAS No. 121 on January 1,
1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS
No. 123 requires footnote disclosure of pro forma net income and earnings per share information as if the fair value-based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its 1996 year-end financial statements.

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

 Signature and Title                       Date

/s/Robert J. McAdoo                        August 13, 1996
Robert J. McAdoo, President and
  and Chief Executive Officer


/s/ William A. Garrett                     August 13, 1996
William A. Garrett, Vice President-Finance
  and Chief Financial Officer
 (Principal Financial and Accounting Officer)