Form 10-Q
period 1996-06-30
VANGUARD AIRLINES INC \DE\
filed 1996-08-14
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)


( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED JUNE 30, 1996

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

                 Yes     X             No ______

     At June 30, 1996, there were 8,642,853 shares of Common
Stock , par value $.001 per share.

PART I. - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                     VANGUARD AIRLINES, INC.
                          BALANCE SHEETS


                                                 JUNE 30,     DECEMBER 31,
                                                   1996          1995

Assets

Current assets:
 Cash and cash equivalents                         $  ----    $  3,491,640
 Restricted cash                                    800,000       ----
 Accounts receivable, less allowance
   of $197,000 at June 30, 1996 and
   December 31, 1995                               2,645,146     1,271,245
 Inventory                                           535,220       338,119
 Prepaid expenses and other
 current assets                                    4,579,982     4,432,150

Total current assets                               8,560,348     9,533,154


Property and equipment, at cost:
 Aircraft improvements and
   leasehold costs                                 5,044,472     3,409,633
 Reservation system and
   communication equipment                         1,265,411       884,939
 Other property and equipment                      2,716,964     1,420,610
                                                   9,026,847     5,715,182
 Less accumulated depreciation
   and amortization                              (1,873,660)    (1,164,364)
                                                   7,153,187     4,550,818

Other assets:
 Leased aircraft deposits                          1,506,000     1,506,000
 Fuel and security deposits                          538,064       820,213
 Other                                               426,416        15,513
                                                   2,470,480     2,341,726

Total assets                                     $18,184,015   $16,425,698

                     VANGUARD AIRLINES, INC.
                    BALANCE SHEETS (CONTINUED)


                                                   JUNE 30,    DECEMBER 31,
                                                     1996         1995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Notes payable                                 $     470,293    $ ----
 Book overdraft                                      767,732      ----
 Accounts payable                                  6,504,407    3,400,288
 Accrued expenses                                  3,214,199    2,303,377
 Accrued maintenance                               4,231,954    4,728,557
 Air traffic liability                             6,490,823    2,260,721
 Current portion of capital
   lease obligations                                 148,196      101,989
Total current liabilities                         21,827,604   12,794,932

Notes payable, less current portion                  488,040      ----
Capital lease obligations, less
 current portion                                      97,182       86,133

Commitments

Stockholders' Equity (Deficit):
  Common Stock, $.001 par value:
   Authorized shares - 15,000,000:
   Issued and outstanding shares -
   8,642,853 in 1996 and 8,524,376
   in 1995                                             8,643        8,524
 Additional paid-in capital                       19,302,051   19,301,937
 Accumulated deficit                            (23,436,118) (15,637,987)
                                                 (4,125,424)    3,672,474
 Deferred stock compensation                       (103,148)     (127,841)
 Treasury stock                                        (239)      ----
Total stockholders' equity (deficit)             (4,228,811)    3,544,633
Total liabilities and stockholders'
   equity (deficit)                              $18,184,015  $16,425,698


See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                         JUNE 30,                                          JUNE 30,
                                 1996                 1995                     1996                      1995
Operating revenues:
  Passenger revenues         $20,150,763           $ 8,135,001             $ 33,587,044             $ 13,920,283
  Other                          577,770               314,298                1,198,004                  571,621
Total operating revenues      20,728,533             8,449,299               34,785,048               14,491,904

Operating expenses:
  Flying operations            4,382,614             1,921,147                8,291,557                3,664,067
  Aircraft fuel                4,139,440             1,632,601                7,190,982                2,997,033
  Maintenance                  3,372,247             1,360,394                6,544,289                2,491,938
  Passenger service            1,696,533               756,406                3,063,060                1,498,305
  Aircraft and traffic
   servicing                   3,723,933             2,227,318                7,610,388                4,145,340
  Promotion and sales          3,998,101             1,858,883                7,359,926                4,119,257
  General and
   administrative                968,247               661,668                1,816,743                1,289,525
  Depreciation and
   amortization                  342,213               213,863                  709,296                  399,590
Total operating expenses      22,623,328            10,632,280               42,586,241               20,605,055

Operating loss                (1,894,795)           (2,182,981)              (7,801,193)              (6,113,151)

Other income (expense):
  Interest income                  6,797                 7,446                   33,021                   22,593
  Interest expense               (13,987)              (33,674)                 (29,959)                 (39,896)
Total other income
  (expense), net                  (7,190)              (26,228)                   3,062                  (17,303)
Net loss                     $(1,901,985)          $(2,209,209)             $(7,798,131)             $(6,130,454)

Net loss per share       $         (0.22)      $         (0.32)        $          (0.91)         $         (0.90)

Weighted average common and
  common equivalent shares
  outstanding                  8,598,074             6,813,154                8,574,255                6,813,154


See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF CASH FLOWS

                                        THREE MONTHS ENDED                             SIX MONTHS ENDED
                                           JUNE 30,                                        JUNE 30,
                                  1996                 1995                    1996                      1995
OPERATING ACTIVITIES:
Net loss                     $(1,901,985)          $(2,209,209)             $(7,798,131)             $(6,130,454)
Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and
     amortization                342,213               213,863                   709,296                 399,590
   Compensation related to
     stock options                 8,588               112,500                    24,693                  112,500
   Provision for
     uncollectible accounts       20,294               47,000                     30,139                   47,000
   Changes in operating
      assets and liabilities:
     Restricted cash            (800,000)                ----                   (800,000)                  ----
     Accounts receivable        (537,284)             (305,261)               (1,404,040)                (796,455)
     Inventory                  (141,373)               57,080                  (197,101)                 (36,349)
     Prepaid expenses and
      other current assets       184,111              (262,381)                (147,832)                 (464,226)
     Deposits on leased
      aircraft, fuel and
      other                      138,851              (166,910)                (128,754)                 (179,125)
     Accounts payable          1,464,921               881,960                 3,104,119                2,196,565
     Accrued expenses and
      accrued maintenance        537,700               725,092                  414,219                 1,702,051
     Air traffic liability       144,324             1,315,463                4,230,102                 2,346,821

Net cash provided by
  (used in) operating
  activities                    (539,640)              409,197               (1,963,290)                (802,082)

INVESTING ACTIVITIES:
Purchase of property and
  equipment                   (1,167,496)           (1,404,180)               (2,177,634)              (1,375,180)

FINANCING ACTIVITIES:
Proceeds from line of credit       ----                 500,000                   ----                  1,250,000
Proceeds from exercise
  of options                      12,132                 ----                   20,432                    ----
Purchase of treasury stock         (197)                 ----                     (239)                   ----
Deferred public offering
  costs                          (20,199)                ----                  (20,199)                   ----
Principal payments on
  notes payable                  (41,667)                ----                   (41,667)                  ----
Principal payments on
  capital lease obligations      (42,176)             (22,567)                  (76,775)                  (40,270)
Net cash provided by
  (used in) financing
  activities                     (92,107)             477,433                   (118,448)               1,209,730

Net decrease in cash and
  cash equivalents            (1,799,243)            (517,550)                (4,259,372)                (967,532)
Cash and cash equivalents,
  beginning of period          1,031,511              676,827                  3,491,640                1,126,809
Cash and cash equivalents,
  end of period            $    (767,732)          $   159,277            $    (767,732)           $     159,277


                     VANGUARD AIRLINES, INC.
               STATEMENTS OF CASH FLOWS (CONTINUED)


                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                    1996       1995       1996             1995
Supplemental disclosures of
  cash flow information:
Cash paid during the period
  for interest                   $ 13,987  $  33,674   $   29,958         $ 39,896

Supplemental schedule of
  noncash investing and
  financing activities:
Aircraft leasehold costs
  associated with accrued
  maintenance                    $   ----    $  ----    $  ----           $ 486,786
Deferred compensation costs
  associated with
  compensatory stock options      $  ----    $ 250,000  $  ----           $ 250,000
Aircraft improvements
  financed through the
  issuance of notes
  payable                        $  ----    $  ----     $1,000,000        $   ----
Capital leases entered
  into for property
  and equipment                  $18,496     $66,160    $ 134,031         $  84,267
Deferred debt issuance
  costs recorded
  in conjunction with
  warrants issued               $   ----   $  50,000    $  ----           $  50,000


See accompanying notes.

                     VANGUARD AIRLINES, INC.
    CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The financial statements of Vanguard Airlines, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1995 and the statements of operations and cash flows for the six months ended June 30, 1995 which are derived from the Company's audited financial statements, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 1996.

     The balance sheet as of June 30, 1996, the statements of operations for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996, and the statements of cash flows for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

2.   NET LOSS PER SHARE

     For the periods ended June 30, 1996, the computation of net loss per share was based on the weighted average number of outstanding common shares. Outstanding stock options and warrants were not included in the calculation of net loss per share as their effect was antidilutive.

     For the periods ended June 30, 1995, net loss per share was based on the weighted average number of common and preferred shares outstanding and dilutive common stock equivalents during the periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and preferred stock issued for consideration below the initial offering price of $6.00 per share (the "Offering Price") and stock options and preferred stock warrants issued with exercise prices below the Offering Price during the 12-month period preceding the initial filing of the Registration Statement have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for the 1995 periods presented.

3.   RESTRICTED CASH

     The Company has recorded restricted cash of approximately $800,000, which relates to restricted cash accounts securing the risk of loss exposure estimated by the Company's credit card processor. In July 1996, the Company advanced an additional $1.2 million of which $1,000,000 was funded through its line of credit facility (see Note 4) to further secure the credit care processor for its updated estimated risk of loss exposure.

4.   LINE OF CREDIT

     On July 30, 1996, the Company entered into a new bank line of credit agreement (the "Agreement") that permitted borrowings up to $4,000,000 with interest payable monthly at the prime rate as published in The Wall Street Journal. On August 12, 1996 the amount available under the Agreement was increased to $5,000,000.
The Agreement matures on January 30, 1997. As of August 12, 1996 the Company had borrowed $3,400,000 against amounts available under the Agreement. The Agreement is guaranteed by the certain stockholders of the Company (the "Guarantors"). In connection with the execution of the Agreement and related guarantee, the Company issued the Guarantors warrants to purchase an aggregate of up to 656,250 shares of common stock at a weighted average exercise price of $6.65 per share. The warrants vest immediately as of the date of grant and expire on July 30, 2006.
Accordingly, effective July 31, 1996, the estimated fair value of the warrants issued under the Agreement will be recorded in other assets as deferred debt issuance costs and will be charged to expense over the term of the Agreement.

5.   NOTES PAYABLE

     In July 1996, the Company entered into promissory note agreements totaling $900,000 with two stockholders, $600,000 of which is payable upon demand and $300,000 which matures in January 1997. Interest on the notes accrue at The Wall Street Journal prime rate. On July 30, 1996, the Company issued the stockholder holding notes totaling $300,000, due in January 1997, warrants to purchase up to 39,375 shares of the Company's common stock at an exercise price of $7.10 per share. The warrants vest immediately as of the date of grant and expire on July 30, 2006. Deferred debt issuance costs recorded by the Company were immaterial.

     In March 1996, the Company made cash down payments of $260,000 and signed promissory notes totaling $1,000,000 to finance the purchase of two aircraft engines. In July 1996, the Company restructured these note agreements whereby the two aircraft engines were sold back to the vendor and the vendor subsequently leased the engines back to the Company. This transaction was entered into in conjunction with other aircraft engine sale and leaseback agreement, all of which are described in Note 6.

6.   LEASES

     In July 1996, the Company entered into several agreements for the sale and leaseback of four aircraft engines under operating leases with terms ranging from one month to three years. The Company has purchase and lease renewal options at projected fair market values under such agreements. As of the date of these transactions in July, the book values and related long-term debt of the aircraft engines totaling approximately $1,525,000 and $958,000 respectively, have been removed from the balance sheet. In addition, the Company reduced accounts payable due to the Lessor, a vendor of the Company, by $567,000. Gains and losses recorded by the Company in conjunction with these transactions were immaterial. Fixed rental payments of approximately $13,000 per engine are due monthly. In addition, the Company is required to make supplemental payments to the lessor based on the number of cycles/flight hours, as defined by the agreements.

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

RESULTS OF OPERATIONS

Comparison of six months ended June 30, 1996 and 1995

Operating revenues

     Total operating revenues increased approximately 140.0% from approximately $14.5 million for the first six months of 1995 to approximately $34.8 million for the first six months of 1996. This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights. At June 30, 1995, the Company operated 34 daily weekday flights with five aircraft and during the period then ended had added service to Dallas/Ft. Worth, Wichita, Des Moines and Minneapolis/St. Paul. At June 30, 1996, the Company operated 58 daily flights with eight aircraft, having added service to Chicago-Midway, San Francisco and Los Angeles during the later half of 1995 and early 1996. The Company's capacity or total available seat miles ("ASMs") increased approximately 98.9%, from approximately 259.3 million during the six-month period ended June 30, 1995 to approximately 515.7 million during the six-month period ended June 30, 1996. Revenue passenger miles ("RPMs") increased approximately 158.1% from approximately 130.9 million during the six-month period ended June 30, 1995 to approximately
337.8 million during the six-month period ended June 30, 1996. The increase in ASMs was primarily attributable to an increase on the number of jet aircraft in service, the number of daily flights and the addition of destinations with greater flight lengths. The increase in RPMs was primarily attributable to an increase in the number of daily flights, an increase in the number of passengers on those flights and the addition of destinations with greater flight lengths. Load factor increased from approximately 50.5% for the six-month period ended June 30, 1995 to approximately 65.5% for the six-month period ended June 30, 1996. This increase was primarily the result of adjustments in capacity to meet market demand, an increase in the number of city pairs served and increased market awareness of the Company's service.

     Passenger yield per RPM decreased approximately 6.5% from approximately 10.6 cents for the first six months of 1995 to approximately 9.9 cents for the first six months of 1996. The Company believes this decrease was primarily attributable to the ValuJet accident and the introduction of service from Kansas City to San Francisco in December 1995 and to Los Angeles in March 1996. The Company estimates that during the four week period after the accident, call volume at its reservation center declined substantially. As a result, the Company's revenue/yield management fare system offered customers seats at reduced fares.
The Company's favorable load factors remained unchanged, but at the cost of reduced passenger yields. The Company also offered promotional fares on its new city pairs throughout the first six months of 1996, and these new routes accounted for approximately
43.4% of the system-wide RPMs during that period. The Company is increasing fares in these markets to improve passenger yields.

     The Company also generates operating revenues as a result of service charges from passengers who change or cancel flight reservations. For a period of ninety days after the flight date, the customer may use the value of the unused reservation for transportation, less a $25 service charge. These operating revenues were approximately $328,000 (approximately 2.4% of total operating revenue) and approximately $497,000 (approximately 1.4% of total operating revenues) in the first six months of 1995 and the first six months of 1996, respectively. The decrease in cancellation and change fee revenue as a percent of passenger revenue was primarily attributable to price protection discounts and refunds given to passengers as a result of schedule changes initiated by the Company; the price protection discounts and refunds have been netted against these revenues. The Company began carrying mail for the United States Postal Service during the first quarter of 1995. Mail revenue increased approximately 258.6% from approximately $132,000 in the first six months of 1995 to approximately $472,000 in the first six months of 1996.

Operating Expenses

     Expenses are generally categorized as related to flying operations, aircraft fuel, maintenance, passenger service, aircraft and traffic servicing, promotion and sales, general and administrative, depreciation and amortization and other expense, net. The following table sets forth the percentage of total operating revenue represented by these expense categories as well as certain other selected financial data.

                                                             Six Months Ended June 30
                                                  1996                                 1995
                                    Percent of          Cent Per           Percent of      Cent Per
                                     Revenues             ASM               Revenues          ASM
Total operating revenues             100.0%                6.75              100.0%           5.59
Operating expenses:
 Flying operations                    23.8%                1.61               25.3%           1.41
 Aircraft fuel                        20.7                 1.39               20.7            1.16
 Maintenance                          18.8                 1.27               17.2             .96

 Passenger service                     8.8                  .59               10.3             .58
 Aircraft and traffic
  servicing                           21.9                 1.48               28.6            1.60
 Promotion and sales                  21.2                 1.43               28.4            1.59
 General and administrative            5.2                  .35                8.9             .50
 Depreciation and
  amortization                         2.0                  .14                2.8             .15
  Total operating expenses           122.4                 8.26              142.2            7.95
Total other income
 (expense), net                         .0                  .00                (.1)            .00
Net loss                             (22.4%)              (1.51)             (42.3%)         (2.36)

     Flying operations expenses include aircraft lease expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 126.3% from approximately $3.7 million (approximately 25.3% of operating revenues) for the first six months of 1995 to approximately $8.3 million (approximately 23.8% of operating revenues) for the first six months of 1996. The number of departures increased approximately 66.9% from 4,894 for the first six months of 1995 to 8,168 for the first six months of 1996. In addition, the Company leased three additional jet aircraft in late 1995 and early 1996, two of which were newer, more advanced Boeing 737-300 jet aircraft which have a larger capacity and substantially higher lease and aircraft insurance costs. In connection with the acquisition of the three planes, the Company hired 30 additional pilots and incurred additional pilot training costs for existing and new pilots.

     Aircraft fuel expenses include the direct cost of the fuel, taxes and the costs of delivering fuel into the aircraft.
Aircraft fuel cost increased approximately 139.9% from approximately $3.0 million (approximately 20.7% of operating revenues) for the first six months of 1995 to approximately $7.2 million (approximately 20.7% of operating revenues) for the first six months of 1996. These fuel expenses represent an increase in the fuel cost per block hour from $450 in the first six months of 1995 to $601 in the first six months of 1996 primarily due to an increase in price and average burn rate and to the imposition of a federal tax. Specifically, the average price increased from $0.53 per gallon in the first six months of 1995 to $0.63 per gallon in the first six months of 1996, while fuel consumption increased from 788 gallons per block hour in the first six months of 1995 to 809 gallons per block hour in the first six months of 1996. In addition, effective October 1, 1995, the Company was required to pay a fuel tax of 4.3 cents per gallon. Because of higher tax structure in the first six months of 1996, fuel expense as a percentage of operating revenues remained relatively constant.
In the future, any minor fuel cost increase would likely be absorbed by the Company and would affect its operating results.
The Company intends to pass on significant fuel cost increases to the Company's customers through fare increases as permitted by the then current market conditions. However, there can be no assurance that the Company will be successful in passing any increased costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 162.6% from approximately $2.5 million (approximately 17.2% of operating revenues) for the first six months of 1995 to approximately $6.5 million (18.8% of operating revenues) for the first six months of 1996. This increase was primarily due to the increase in the fleet size and block hours flown. For the first six months of 1995, the average fleet size was approximately 4.7 aircraft compared to an average fleet size for the first six months of 1996 of approximately 7.8 aircraft. In late 1995, the Company leased two Boeing 737-300 jet aircraft, which generally are more costly with respect to major scheduled maintenance. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. In addition, the Company accrues the cost of future major scheduled maintenance on a monthly basis. The Company deposits funds with its aircraft lessors to cover a portion of the cost of its future major scheduled maintenance.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately 104.4% from approximately $1.5 million (approximately 10.3% of operating revenues) for the first six months of 1995 to approximately $3.1 million (approximately 8.8% of operating revenues) for the first six months of 1996. This increase was primarily due to the approximately 66.9% increase in the number of departures and the approximately 112.7% increase in number of passengers carried. Passenger service expenses per flight increased approximately 22.5% from approximately $306 for the first six months of 1995 to $375 for the first six months of 1996. This increase per flight is primarily due to the introduction of longer routes to San Francisco and Los Angeles in late 1995 and early 1996 which incur higher passenger service costs. The decrease in passenger service expenses as a percentage of operating revenues was primarily attributable to lower training costs for flight attendants and a higher load factor in the 1996 period.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rental, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 83.6% from approximately $4.1 million (approximately 28.6% of operating revenues) in the first six months of 1995 to approximately $7.6 million (approximately 21.9% of operating revenues) in the first six months of 1996. This increase was primarily due to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 66.9% from 4,894 during the first six months of 1995 to 8,168 during the first six months of 1996, and the average cost per departure increased approximately 10% from approximately $847 to approximately $932 in the same periods.
The increase in cost per departure was primarily attributable to the additional cost associated with providing service to airports with higher operating costs. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between the six month periods in 1995 and 1996.

     Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 78.7% from approximately $4.1 million (approximately 28.4% of operating revenues) in the first six months of 1995 to approximately $7.4 million (approximately 21.2% of operating revenues) in the first six months of 1996. This increase was primarily due to an increase in cities served, reflecting the Company's plan to increase advertising when commencing service to new cities in order to create brand awareness, while maintaining stable advertising programs in existing cities. In addition, the Company expanded its reservation operations in May 1996 with the opening of a new reservation center in Lawrence, Kansas. The average promotion and sales cost per passenger decreased from $13.01 in the first six months of 1995 to $10.93 in the first six months of 1996.
The decrease in average sales and promotion expenses per passenger was primarily the result of an increased number of passengers flown and improved brand awareness.

     General and administrative expenses include the wages and benefits for the Company's executive and various other administrative personnel, the cost for office supplies, office rent, legal, accounting and other miscellaneous expenses.
General and administrative expenses increased approximately 40.9% from $1.3 million (approximately 8.9% of operating revenues) in the first six months of 1995 to $1.8 million (approximately 5.2% of operating revenues) in the first six months of 1996. The decrease in general and administrative expenses as a percentage of operating revenues was primarily attributable to increased productivity and economies of scale.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 77.5% from approximately $400,000 (approximately 2.8% of operating revenues) in the first six months of 1995 to approximately $709,000 (approximately 2.0% of operating revenues) in the first six months of 1996. This increase was primarily a result of improvements to new and existing aircraft and costs associated with modifications of the Company's reservation system.

     Other income (expense), net consists primarily of interest income and interest expense. Interest income increased during the first six months of 1996, as a result of greater average interest bearing cash balances compared to 1995. at June 30, 1995, the outstanding balance on the Company's line of credit was $1,250,000. During 1996, the Company did not incur any interest charges related to outstanding debt agreements.

Comparison of three months ended June 30, 1996 and 1995

Operating revenues

     Total operating revenues increased approximately 145.3% from approximately $8.5 million for the second quarter of 1995 to approximately $20.7 million for the second quarter of 1996. This increase in operating revenue is comparable to the increase described for the six months ended June 30, 1996 and 1995 which primarily resulted from increased daily flights and the number of passengers on those flights. The Company's ASMs increased approximately 118.5%, from approximately 133.7 million during the three-month period ended June 30, 1995 to approximately 292.2 million during the three-month period ended June 30, 1996. RPMs increased approximately 192.6% from approximately 71.6 million during the three-month period ended June 30, 1995 to approximately 209.6 million during the three-month period ended June 30, 1996. The increase in ASMs and RPMs are comparable with six month periods ended June 30, 1996 and 1995. Load factor increased from approximately 53.57% for the three-month period ended June 30, 1995 to approximately 71.73% for the three-month period ended June 30, 1996 for reasons consistent with those described above.

     Passenger yield per RPM decreased approximately 15.8% from approximately 11.4 cents for the second quarter of 1995 to approximately 9.6 cents for the second quarter of 1996. The Company believes this decrease was generally for the same reasons as noted in the six month comparison.

     The Company also generates operating revenues as a result of service charges from passengers who change or cancel flight reservations. For a period of ninety days after the flight date, the customer may use the value of the unused reservation for transportation, less a $25 service charge. These operating revenues were approximately $140,000 (approximately 1.7% of total operating revenue) and approximately $250,000 (approximately 1.2% of total operating revenues) in the second quarter of 1995 and the second quarter of 1996, respectively. The decrease in cancellation and change fee revenue as a percent of passenger revenue was generally for the same reasons as noted in the six month comparison. Mail revenue increased approximately 112.0% from approximately $86,000 in the second quarter of 1995 to approximately $182,000 in the second quarter of 1996.

Operating Expenses

     The following table sets forth the percentage of total operating revenues represented by these categories as well as certain other financial data.

                                                        Three Months Ended June 30,
                                                 1996                                 1995
                                   Percent of            Cent Per            Percent of     Cent Per
                                   Revenues                ASM               Revenues          ASM
Total operating revenues             100.00%               7.09               100.00%         6.32
Operating expenses:
 Flying operations                    21.2%                1.50               22.7%           1.44
 Aircraft fuel                        20.0                 1.42               19.3            1.22
 Maintenance                          16.3                 1.15               16.1            1.02
 Passenger service                     8.2                  .58                9.0             .57
 Aircraft and traffic servicing       18.0                 1.27               26.4            1.67
 Promotion and sales                  19.3                 1.37               22.0            1.39
 General and administrative            4.7                  .33                7.8             .50
 Depreciation and amortization         1.7                  .12                2.5             .16
  Total operating expenses           109.4                 7.74              125.8            7.97
Total other income (expense),
  net                                  (.0)                (.00)               (.3)           (.00)
Net loss                              (9.2%)               (.65)           ( 36.6%)          (1.65)

     Flying operations expenses increased approximately 128.2% from approximately $1.9 million (approximately 22.7% of operating revenues) for the second quarter of 1995 to approximately $4.4 million (approximately 21.2% of operating revenues) for the second quarter of 1996. The number of departures increased approximately 60.7% from 2,733 for the second quarter of 1995 to 4,391 for the second quarter of 1996. In addition, the additional leased aircraft and related costs described above for the six months ended June 30, 1996 contributed to the increase in flying operations expense.

     Aircraft fuel cost increased approximately 153.5% from approximately $1.6 million (approximately 19.3% of operating revenues) for the second quarter of 1995 to approximately $4.1 million (approximately 20.0% of operating revenues) for the second quarter of 1996. These fuel expenses represent an increase in the fuel cost per block hour from $465 in the second quarter of 1995 to $623 in the second quarter of 1996 primarily due to an increase in price and average burn rate and to the imposition of a federal tax. Specifically, the average price increased from $0.54 per gallon in the second quarter of 1995 to $0.64 per gallon in the second quarter of 1996, while fuel consumption increased consistent with the six month periods described above.

     Maintenance expenses increased approximately 147.9% from approximately $1.4 million (approximately 16.1% of operating revenues) for the second quarter of 1995 to approximately $3.4 million (16.3% of operating revenues) for the second quarter of 1996. This increase was primarily due to the increase in the fleet size, block hours flown and the mix of aircraft making up the Company's fleet.

     Passenger service expenses increased approximately 124.5% from approximately $756,000 (approximately 9.0% of operating revenues) for the second quarter of 1995 to $1.7 million (approximately 8.2% of operating revenues) for the second quarter of 1996. This increase was primarily due to the approximately 60.7% increase in the number of departures and the approximately 106.2% increase in number of passengers carried. Passenger service expenses per flight increased approximately 39.4% from approximately $277 for the second quarter of 1995 to $386 for the second quarter of 1996. This increase per flight costs and decrease in passenger service expenses as a percentage of operating revenues was generally for the same reasons as in the six months comparison.

     Aircraft and traffic servicing expenses increased approximately 67.2% from approximately $2.2 million (approximately 26.4% of operating revenues) in the second quarter of 1995 to approximately $3.7 million (approximately 18.0% of operating revenues) in the second quarter of 1996. This increase was primarily due to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 60.7% from 2,733 during the second quarter of 1995 to 4,391 during the second quarter of 1996, and the average cost per departure increased approximately 4% from approximately $815 to approximately $848 in the same periods.
The increase in cost per departure and the decrease in aircraft and traffic servicing as a percentage of operating revenues was comparable with the reasons described above for the six months ended June 30, 1996 and 1995.

     Promotion and sales expenses increased approximately 115.1% from approximately $1.9 million (approximately 22.0% of operating revenues) in the second quarter of 1995 to approximately $4.0 million (approximately 19.3% of operating revenues) in the second quarter of 1996. The average promotion and sales cost per passenger decreased from $10.10 in the second quarter of 1995 to $9.81 in the second quarter of 1996. The increase in promotion and sales expenses and the decrease in average sales and promotion expenses per passenger was generally for the same reasons described above in the six months comparison.

     General and administrative expenses increased approximately 46.2% from $662,000 (approximately 7.8% of operating revenues) in the second quarter of 1995 to $968,000 (approximately 4.7% of operating revenues) in the second quarter of 1996. The decrease in general and administrative expenses as a percentage of operating revenues was primarily attributable to increased productivity and economies of scale.

     Depreciation and amortization expense increased approximately 59.8% from approximately $214,000 (approximately
2.5% of operating revenues) in the second quarter of 1995 to approximately $342,000 approximately 1.7% of operating revenues) in the second quarter of 1996. This increase was primarily a result of improvements to new and existing aircraft and costs associated with modifications of the Company's reservation system.

     Interest income increased during the second quarter of 1996, as a result of greater average interest bearing cash balances compared to 1995. At June 30, 1995, the outstanding balance on the Company's line of credit was $1,250,000. During 1996, the Company did not incur any interest charges related to outstanding debt agreements.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds from the private sale of equity securities, which raised an aggregate of approximately $6.0 million, and from the initial public offering of its Common Stock, which raised approximately $13.0 million in November 1995. The Company has utilized current liabilities as an additional source of cash by delaying payments to certain of its creditors. As of June 30, 1996, the Company had a negative cash balance which was recorded as a current liability. The negative cash balance represents a book overdraft position on its main operating account. As of June 30, 1996, the Company has recorded restricted cash of approximately $800,000 that relates to a restricted cash account securing the potential risk of loss exposure estimated by the Company's credit card processor. In July 1996, the Company advanced an additional
$1.2 million of which $1.0 million was funded through its line of credit facility to further secure the credit card processor for its updated estimated risk of loss exposure.

     In July 1996, the Company established a $4.0 million line of credit, of which amount $3.4 million is outstanding as of August 13, 1996. On August 12, 1996, the Company amended its line of credit to increase it to $5.0 million. The line of credit expires January 30, 1997 and is guaranteed by certain of the Company's stockholders. Borrowings accrue interest at the prime rate as published in The Wall Street Journal. The Company has used the proceeds of the line of credit primarily to reduce past due accounts payable balances and increase its restricted cash account balance held by its credit card processor.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through June 1997 will cost approximately $1.5 million. The Company expects to expend approximately $1.8 million on various capital expenditures, the majority of which relate to improvements to existing aircraft.
In addition, the Company expects to expend approximately $300,000 in connection with leasehold improvements to an airport hanger the Company expects to lease in the last quarter of 1996. While the Company does not intend to lease additional aircraft for the foreseeable future, the Company's capital expenditures during this period would increase if it leases additional aircraft to expand its service in existing or new markets.

     The Company believes that cash flow generated from operations together with the net proceeds of a future offering and amounts available under the Company's bank line of credit will be sufficient to meet its liquidity and capital needs through 1997. In the event the Company's plans change or its assumptions change or prove to be inaccurate, or a future offering is not consummated or proceeds from a future offering prove to be insufficient to fund current operations, the Company may need to seek additional public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Limited Operating History; History of Losses; Future Operating Results Uncertain; Working Capital Deficit. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception in April 4,
1994, the Company has incurred significant losses and as of June
30, 1996 had an accumulated deficit of $23.4 million and a stockholders' deficit of $4.2 million. The Company's limited operating history makes the prediction of future operating results difficult. The Company's future operating results will depend on many factors, including general economic conditions, the cost of jet fuel, the occurrence of events involving other low-cost carriers, potential changes in government regulation of airlines or aircraft and actions taken by other airlines particularly with respect to pricing. A negative change in any one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will achieve profitability at any time in the future.

Seasonality and Cyclicality. The Company's operations are dependent upon passenger travel demand. Airlines typically experience reduced demand at various times during the fall and winter and increased demand for service during the spring and summer. Within these periods, an airline may experience variations in passenger demand based on its particular routes and
passenger demographics.   Due to the Company's limited operating
history, the Company is unable to predict, and to what extent, seasonal variations in its operations will differ from those of the airline industry generally. If the Company's demand patterns are similar to those of the airlines industry generally, the Company would experience reduced demand during the fall and winter with adverse effects on revenues, operating results and cash flow. In addition, passenger travel in the airline industry, particularly leisure travel, is highly sensitive to adverse changes in general economic conditions. A worsening of current economic conditions, or an extended period of recession nationally or in the regions services by the Company, could have a material adverse effect of the Company's business, financial condition and results of operations.

Adverse Industry Conditions. The airline industry is characterized generally by high fixed costs relative to revenues, and low profit margins. As a result, profit levels are highly sensitive to changes in fuel costs (which comprise a substantial portion of operating expenses), fare levels and passenger demand. Fare levels and passenger demand in the airline industry have been, at times, adversely affected by, among other things, the general state of the economy, the economic conditions in markets in which an airline operates and actions taken by other carriers with respect to fare levels. The enactment of the Airline Deregulation Act of 1978 (the "Deregulation Act") substantially eliminated government authority to regulate domestic routes and fares. Since the enactment of the Deregulation Act, the airline industry has been subject to intense competition, both from traditional carriers and new low-cost carriers, which generally has reduced fare levels and earnings. These factors, combined with the general economic conditions, resulted in unprecedented losses in the airline industry in the late 1980s and early 1990s, and, as a consequence, many restructurings, bankruptcies and liquidations in the industry. In recent years, Continental Airlines, America West Airlines, and Trans World Airlines, among others, have filed for bankruptcy and Eastern Airlines, Pan American World Airways, Mark Air and Braniff Airlines, among others, have either ceased operations or were liquidated. There can be no assurance that these industry conditions, including intense price competition, will not adversely affect the Company's business, financial condition and results of operations.

Competition and Competitive Reaction.  Under the Deregulation
Act, domestic certificated airlines are free to enter and exit domestic markets and to set fares without regulatory approval, and all city-pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive. Airlines compete primarily with respect to fares, scheduling (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller
) and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes. Many of these airlines are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service to a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations. The Company may also face competition from existing airlines that may begin serving markets the Company serves, from new low-cost airlines that may be formed to compete in the low-fare market (including any airlines that may be formed by traditional airlines) and from ground transportation alternatives. Any airline operating under bankruptcy protection could have a competitive advantage over the Company and there can be no assurance that this advantage will not adversely affect the Company's business, financial condition and results of operations.

Fuel. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect of events on the future availability and cost of jet fuel. The
Boeing 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft (such as its Boeing 737-300 jet aircraft). Accordingly, a significant increase in the price of jet fuel would result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel efficient aircraft. The Company has not entered into any agreements which fix the price of jet fuel over any period of time because such agreements generally are not available.
Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers and the Company will experience reduced margins if it is unable to increase fares to compensate for such higher fuel costs. Even if it is able to raise fares, the Company will experience reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply would also have a material adverse effect on the Company's business, financial condition and results of operations. Effective October 1, 1993, Congress enacted a law imposing a 4.3 cents per gallon fuel tax, and at the same time exempted commercial airlines from this tax until September 30, 1995. Since October 1, 1995, all commercial airlines, including the Company, have been required to pay a tax of 4.3 cents per gallon of fuel purchased. Congress currently is considering proposed legislation to reinstate the airline fuel tax exemption through December 31, 1996, but there can be no assurances that the fuel tax exemption will be reinstated.

Impact of Continued Nasdaq Listing on Marketability of Common Stock. The Company's Common Stock currently is quoted on the Nasdaq SmallCap Market. The National Association of Securities Dealers, Inc. ("NASD") has rules that establish criteria for the continued listing of the Common Stock on the Nasdaq SmallCap Market. Under these rules, the Company must maintain at least $1,000,000 in capital and surplus for continued inclusion on the Nasdaq SmallCap Market. The Company currently does not meet the capital and surplus requirements and, accordingly has been informed that its Common Stock will no longer be eligible for quotation on the Nasdaq SmallCap Market. While the Company intends to take steps to avoid the removal of the Common Stock from the Nasdaq SmallCap Market, including the filing of an appeal to such decision, there can be no assurance that such steps, including the appeal, will be successful. If the Company's Common Stock does not continue to be listed on the Nasdaq SmallCap Market, trading in the Common Stock will be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets."

     In addition, if the Common Stock is delisted from trading on the Nasdaq SmallCap Market and the trading price of the security is less than $5.00 per share, trading in such securities would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock. There can be no assurance that the Common Stock will not be delisted or treated as penny stock.

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

     The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. As a result of recent incidents involving airlines, the FAA has increased its review of commercial airlines generally and particularly with respect to small and start-up airlines, such as the Company. In recent months, after extensive FAA investigations, ValuJet suspended operations and Kiwi
Airlines substantially reduced operations, and Mesa Airlines and Western Pacific Airlines have been subject to extensive investigations by the FAA. The Company's operations recently have been subject to increased review by the FAA. There can be no assurance that safety issues will not arise or that the Company will not be required to pay fines in an amount or take other actions that could have a material adverse effect on the Company's business, financial condition and results of operations. Additional rules and regulations have been proposed from time to time and might be enacted that could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations.
For example, the National Transportation Safety Board has proposed new regulations to require carriers to upgrade the flight data recorders on their Boeing 737-200 jet aircraft. The estimated cost of such equipment upgrade would be approximately $90,000 for each of the Company's six 737-200 jet aircraft.
There can be no assurances that any of these rules or regulations would not have material adverse effect on the Company's business, financial condition and results of operations.

     The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet exceeds the current Stage-3 noise compliance requirements (25% of its fleet Stage-3 compliance), with two of its Boeing 737-200 jet aircraft being equipped with hush kits and its two Boeing 737-300 jet aircraft satisfying the Stage-3 requirements. In the future, the Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 50% of its fleet must be Stage-3 compliant by January 1, 1997; 75% of its fleet must be Stage-3 compliant by January 1, 1999; and 100% of its fleet must be Stage-3 compliant by January 1, 2000.

     The Company has obtained the necessary authority to perform airline operations, including a Certificate of Public Convenience and Necessity issued by the DOT pursuant to 49 U.S.C. Section 41102 and an air carrier operating certificate issued by the FAA under
Part 121 of the Federal Aviation Regulations. The continuation of such authority is subject to continued compliance with applicable rules, regulations and laws pertaining to or affecting the airline industry, including any rules and regulations that may be adopted by the DOT and FAA in the future. No assurance can be given that the Company will be able to continue to comply with all present or future rules, regulations and laws or that such rules, regulations and laws would not materially and adversely affect the Company's business, financial condition and results of operations.

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

Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires footnote disclosure of pro forma net income and earnings per share information as if the fair value-based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No.1 23 in its 1996 year-end financial statements.

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


ITEM 2.   CHANGES IN SECURITIES
     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.   OTHER INFORMATION
     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
     Exhibit 11- Statement of Computation of Earnings per Share
     for the Six-month Periods Ended June                   30,
     1995 and 1996

     Exhibit 27 - Financial Data Schedule




  (b)  Reports on Form 8-K.

  On August 5, 1996, the Company filed a report on Form 8-K under Item 5 - Other Events regarding (i) a press release issued by the Company on August 5, 1996, announcing the appointment of William A. Garrett as Vice President - Finance and Chief Financial Officer and Brian S. Gillman as Vice President and General Counsel of the Company. The Company also announced its termination of the employment relationship with Fred L. deLeeuw, Vice President - Finance and Chief Financial Officer. In addition, the Company announced second quarter earnings and its revision to its previously reported financial results for the first quarter of 1996, and (ii) a press release issued by the Company on August 5, 1996, announcing its intention to seek additional time for meeting Nasdaq's continued listing requirements.

  On August 5, 1996, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company announcing its intention to make a public offering of convertible preferred stock.

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

     Signature and Title                     Date

/s/Robert J. McAdoo                     August 13, 1996
Robert J. McAdoo, President and
  and Chief Executive Officer


/s/ William A Garrett                   August 13, 1996
William A. Garrett,
Vice President-Finance
  and Chief Financial Officer
  (Principal Financial and
   Accounting Officer)