Form 10-Q
period 1996-09-30
VANGUARD AIRLINES INC \DE\
filed 1996-11-14
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



(Mark One)


( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED SEPTEMBER 30, 1996


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

                 Yes     X             No ______

     At September 30, 1996, there were 9,955,773 shares of Common
Stock , par value $.001 per share issued and outstanding.

PART I. - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                           VANGUARD AIRLINES, INC.
                               BALANCE SHEETS

                                       SEPTEMBER 30, 1996    DECEMBER 31
                                           (UNAUDITED)           1995
ASSETS
Current assets:
 Cash and cash equivalents                   $ 1,859,487     $  3,491,640
 Restricted cash                               2,540,068            ----
 Accounts receivable, less
   allowance                                   1,699,222        1,271,245
   of $197,000 at September 30,
   1996 and December 31, 1995
 Inventory                                       721,334          338,119
 Prepaid expenses and other
   current assets                              5,878,176        4,432,150
Total current assets                          12,698,287        9,533,154


Property and equipment, at cost:
 Aircraft improvements and
   leasehold costs                             3,559,192       3,409,633
 Reservation system and
   communication equipment                     1,482,484         884,939
 Other property and equipment                  2,832,701        1,420,610
                                               7,874,377        5,715,182
 Less accumulated depreciation
   and amortization                          (2,179,279)      (1,164,364)
                                               5,695,098        4,550,818


Other assets:
 Leased aircraft deposits                      1,506,000        1,506,000
 Fuel and security deposits                      977,238          820,213
 Other                                           562,726           15,513
                                               3,045,964        2,341,726

Total assets                                 $21,439,349      $16,425,698




                     VANGUARD AIRLINES, INC.
                    BALANCE SHEETS (CONTINUED)

                                          SEPTEMBER 30, 1996    DECEMBER 31
                                            (UNAUDITED)             1995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Notes payable                               $ 4,000,000         ----
 Accounts payable                              5,847,919        3,400,288
 Accrued expenses                              3,218,329        2,303,377
 Accrued maintenance                           5,090,565        4,728,557
 Air traffic liability                         3,681,959        2,260,721
 Current portion of capital
   lease obligations                              97,976          101,989
Total current liabilities                     21,936,748       12,794,932

Capital lease obligations,
 less current portion                            104,143           86,133

Commitments

Stockholders' equity (deficit):
  Common Stock, $.001 par value:
   Authorized shares - 15,000,000:
   Issued and outstanding shares -
   9,955,773 in 1996 and 8,524,376
   in 1995                                         9,956            8,524
 Additional paid-in capital                   26,551,056       19,301,937
 Accumulated deficit                        (27,067,755)     (15,637,987)
                                               (506,743)        3,672,474
 Deferred stock compensation                    (94,560)        (127,841)
 Treasury stock                                    (239)           ----
Total stockholders' equity
 (deficit)                                     (601,542)        3,544,633
Total liabilities and stockholders'
   equity (deficit)                         $21,439,349       $16,425,698


See accompanying Notes.


                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                     THREE MONTHS ENDED                                            NINE MONTHS ENDED
                                        SEPTEMBER 30,                                                SEPTEMBER 30,
                                  1995                 1996                                 1995                    1996
Operating revenues:
 Passenger revenues           $10,524,122           $19,167,985                         $24,457,405             $ 52,140,355
 Other                            547,565               722,308                           1,106,186                2,534,986
Total operating revenues       11,071,687            19,890,293                          25,563,591               54,675,341

Operating expenses:
 Flying operations              1,982,180             4,419,541                           5,646,247              12,711,098
 Aircraft fuel                  1,911,782             4,539,805                           4,908,812               11,730,787
 Maintenance                    1,221,075             3,804,766                           3,689,031               10,349,055
 Passenger service                795,542             1,603,014                           2,293,848                4,666,074
 Aircraft and traffic
   servicing                    2,737,170             3,870,780                           6,882,510               11,481,168
 Promotion and sales            2,170,979             3,759,843                           6,290,237               11,119,769
 General and administrative       583,446             1,105,378                           1,872,972                2,922,121
 Depreciation and
   amortization                   302,787               402,627                             726,360                1,111,923
Total operating expenses       11,704,961            23,505,754                          32,310,017               66,091,995

Operating loss                  (633,274)           (3,615,461)                         (6,746,426)             (11,416,654)

Other income (expense):
 Interest income                    7,011                46,270                              29,605                   79,291
 Interest expense                (40,539)              (62,446)                            (80,435)                 (92,405)
Total other income
 (expense), net                  (33,528)              (16,176)                            (50,830)                 (13,114)
Net loss                    $   (666,802)          $(3,631,637)                        $(6,797,256)            $(11,429,768)

Net loss per share          $      (0.10)            $   (0.40) $                             (.98)               $   (1.32)

Weighted average common and
 common equivalent shares
 outstanding                    6,920,029             9,103,506                           6,903,995                8,626,709


See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                    THREE MONTHS ENDED                                                  NINE MONTHS ENDED
                                       SEPTEMBER 30,                                                      SEPTEMBER 30,
                                  1995                1996                                      1995                       1996
OPERATING ACTIVITIES:
Net loss                      $ (666,802)          $(3,631,637)                             $(6,797,256)               $(11,429,768)
Adjustments to reconcile
net loss to net cash
 provided by (used in)
 operating activities:
  Depreciation and
   amortization                   326,770               402,627                                  726,360                1,111,923
  Compensation related to
   stock options                    4,830                 8,588                                  117,330                   33,281
  Debt issuance cost
   amortization                      ----                33,333                                     ----                   33,333
  Provision for
   uncollectible accounts           8,893                15,703                                   55,893                   45,842
  Changes in operating assets
  and liabilities:
   Restricted cash                   ----           (1,740,068)                                     ----              (2,540,068)
   Accounts receivable          (428,593)               930,221                              (1,225,048)                (473,819)
   Inventory                         ----             (186,114)                                 (36,349)                (383,215)
   Prepaid expenses and
     other current assets       (922,563)           (1,298,194)                              (1,387,019)              (1,446,026)
   Deposits on leased
     aircraft, fuel and
     other                       (94,109)             (508,817)                                (273,004)                (637,571)
   Accounts payable             2,629,714               339,770                               4,826,279                3,443,889
   Accrued expenses and
    accrued maintenance         (250,621)               862,741                                1,451,430                1,276,960
   Air traffic liability        (213,464)           (2,808,864)                                2,133,357                1,421,238
Net cash provided by
(used in) operating
activities                        394,055           (7,580,711)                                (408,027)              (9,544,001)

INVESTING ACTIVITIES:
Purchase of property and
 equipment                      (347,127)             (899,129)                              (1,722,307)              (3,076,763)

FINANCING ACTIVITIES:
Proceeds from sale of common
 stock and exercise of
 options, net of offering
 costs                             15,000             7,150,318                                  15,000                7,150,551
Purchase of treasury stock           ----                ----                                     ----                      (239)
Proceeds from notes payable          ----             8,650,000                               1,250,000                8,650,000
Principal payments on notes
 payable                             ----           (4,650,000)                                     ----              (4,691,667)
Proceeds from issuance of
  notes payable from
 related parties                     ----               900,000                                     ----                  900,000
Principal payments on notes
 payable from related parties        ----              (900,000)                                    ----                 (941,667)
Principal payments on capital
 lease obligations               (27,142)              (43,259)                                  (67,412)                (120,034)
Net cash provided by
(used in) financing
activities                       (12,142)            11,107,059                                1,197,588               10,988,611

Net increase (decrease) in
 cash and cash equivalents         34,786             2,627,219                                 (932,746)              (1,632,153)
Cash and cash equivalents,
 beginning of period              159,277             (767,732)                                1,126,809                3,491,640
Cash and cash equivalents,
 at end of period              $  194,063           $ 1,859,487                                $  194,063             $ 1,859,487

                                   VANGUARD AIRLINES, INC.
                           STATEMENTS OF CASH FLOWS (CONTINUED)
                                       (UNAUDITED)

                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                       1995                1996                1995               1996
Supplemental disclosures of
 cash flow information:
Cash paid during the period
 for interest                       $  40,540            $ 42,770          $  80,436            $ 72,729

Supplemental schedule of
 noncash investing and
 financing activities:
Aircraft leasehold costs
 associated with accrued
 maintenance                          $ ----               $ ----          $ 486,786              $ ----
Deferred compensation
 costs associated with
 compensatory stock options           $ ----               $ ----         $  250,000              $ ----
Aircraft improvements financed
 through the issuance of
 notes payable                        $ ----              $  ----            $ ----           $1,000,000
Capital leases entered into
 for property and equipment           $ ----              $  ----           $ 84,267           $ 134,031
Deferred debt issuance costs
 recorded in in conjunction
 with warrants issued                $  ----            $ 100,000           $ 50,000           $ 100,000
Retirement of notes payable
 and reduction of accounts
 payable through sale of
 property and equipment               $ ----          $ 1,954,591           $ ----           $ 1,954,591



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

     The balance sheet as of September 30, 1996, the statements of operations for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995, and the statements of cash flows for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the nine months ended
September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

2.  ACCOUNTING POLICIES

     The Company provides price protection discounts and refunds to passengers as a result of schedule changes initiated by the Company. These amounts, which were previously netted against service charge revenue and included as a component of other revenues, have been reclassified against passenger revenue for the periods ended September 30, 1996 on the accompanying financial statements. These amounts were not material, and therefore not reclassified, for the periods ended September 30, 1995.

3.  NET LOSS PER SHARE

     For the periods ended September 30, 1996, the computation of net loss per share was based on the weighted average number of outstanding common shares. Outstanding stock options and warrants were not included in the calculation of net loss per share as their effect was antidilutive.

     For the periods ended September 30, 1995, net loss per share was based on the weighted average number of common and preferred shares outstanding and dilutive common stock equivalents during the periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and preferred stock issued for consideration below the initial offering price of $6.00 per share ( the "Offering Price") and stock options and preferred stock warrants issued with exercise prices below the Offering Price during the 12-month period preceding the initial filing of the Registration Statement have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for the 1995 periods presented.

4.  RESTRICTED CASH

     The Company has recorded cash of approximately $2.5 million, which relates to restricted cash accounts securing the risk of loss exposure estimated by the Company's credit card processor.

5.  LINE OF CREDIT

     On July 30, 1996, the Company entered into a new bank line of credit agreement (the "Agreement") that permitted borrowing up to $4,000,000 with interest payable monthly at the prime rate published in The Wall Street Journal. On August 12, 1996 the amount available under the Agreement was increased to $5,000,000. The Agreement matures on January 30, 1997. As of September 30, 1996, the Company had borrowed $4,000,000 against amounts available under the Agreement. The Agreement is guaranteed by certain stockholders of the Company (the "Guarantors"). In connection with the execution of the Agreement and related guarantee, the Company issued the Guarantors warrants to purchase an aggregate of up to 656,250 shares of common stock at a weighted average exercise price of $6.65 per share. The warrants vest immediately as of the date of grant and expire on July 30, 2006. Accordingly, effective July 31, 1996, the estimated fair value of the warrants issued under the Agreement of $100,000 was recorded in other assets as deferred debt issuance costs and is being charged to expense over the term of the Agreement.

6.  NOTES PAYABLE

     In July 1996, the Company entered into promissory note agreements totaling $900,000 with two stockholders. Deferred debt issuance costs recorded by the Company were immaterial. In August 1996, the Company repaid the principal balance of the notes.

     In March 1996, the Company made cash down payments of $260,000 and signed promissory notes totaling $1,000,000 to finance the purchase of two aircraft engines. In July 1996, the Company restructured these note agreements whereby the two aircraft engines were sold back the to the vendor and the vendor subsequently leased the engines back to the Company. This transaction was entered into in conjunction with other aircraft engine sale and leaseback agreements, all of which are described in Note 7.

7.  LEASES

     In July 1996, the Company entered into several agreements for the sale and leaseback of four aircraft engines under operating leases with terms ranging from one month to three years. The Company has purchase and lease renewal options at projected fair market values under such agreements. As of the date of these transactions in July, the book values and related long-term debt of the aircraft engines totaling approximately $1,525,000 and $958,999, respectively, were removed from the balance sheet. In addition, the Company reduced accounts payable due to the Lessor, a vendor of the Company, by $567,000. Gains and losses recorded by the Company in conjunction with these transactions were immaterial. Fixed rental payments of approximately $13,000 per engine are due monthly. In addition, the company is required to make supplemental payments to the lessor based on the number of cycles/flight hours, as defined by the agreements.

8.  STOCKHOLDERS EQUITY

     In September 1996, the Company completed a private sale of units securities, each unit consisting of one share of common stock and one redeemable common stock purchase warrant. In connection with the sale, the Company issued 1,319,774 shares of common stock for aggregate proceeds of approximately $7.1 million, net of offering costs of approximately $154,000 .
Each redeemable warrant entitles the holder to purchase, at any time over a five year period commencing after the sale closing, one share of common stock at an exercise price of $6.64. The redeemable warrant exercise price is subject to adjustment under certain circumstances as defined in warrant agreement between the warrant holder and the Company. Proceeds from the sale were utilized for major scheduled maintenance costs, capital expenditures, working capital requirements and the repayment of notes payable to related parties.


ITEM 2.  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS
REPORT OF FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT
INVOLVE RISKS AND UNCERTAINTIES.  THE COMPANY'S ACTUAL RESULTS
COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE
DISCUSSED IN THE SECTION TITLED "FACTORS THAT MAY AFFECT FUTURE
RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN
THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE
COMMISSION.



RESULTS OF OPERATIONS

Comparison of nine months ended September 30, 1996 and 1995

Operating revenues

     Total operating revenues increased approximately 113.9% from approximately $25.6 million for the first nine months of 1995 to approximately $54.7 million for the first nine months of 1996. This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights. As of September 30, 1995, the Company operated 40 daily weekday flights with five aircraft and during the period then ended had added service to Dallas/Ft. Worth, Wichita, Des Moines, Minneapolis/St. Paul and Chicago-Midway. As of September 30, 1996, the Company operated 48 daily flights with eight aircraft, having added service to San Francisco and Los Angeles in the last quarter of 1995 and early 1996. The Company's capacity or total available seat miles ("ASMs") increased approximately 104.2%, from approximately 403.9 million during the nine-month period ended September 30, 1995 to approximately 824.8 million during the nine-month period ended September 30, 1996. Revenue passenger miles ("RPMs") increased approximately 148.9% from approximately 210.5 million during the nine-month period ended September 30, 1995 to approximately 523.9 million during the nine-month period ended September 30, 1996. The increase in ASMs was primarily attributable to an increase in the number of jet aircraft in service, the number of daily flights and the addition of destinations with greater flight lengths. The increase in RPMs was primarily attributable to an increase in the number of daily flights, an increase in the number of passengers on those flights and the addition of destinations with greater flight lengths. Load factor increased from approximately 52.12% for the nine-month period ended September 30, 1995 to approximately 63.52% for the nine-month period ended September 30, 1996. This increase was primarily the result of adjustments in capacity to meet market demand, an increase in the number of city pairs served and increased market awareness of the Company's service.

     Passenger yield per RPM decreased approximately 14.3% from approximately 11.6 cents for the first nine months of 1995 to approximately 10.0 cents for the first nine months of 1996. The Company believes this decrease was primarily attributable to the ValuJet and Trans World Airlines (TWA) accidents in May 1996 and August 1996, respectively, and the introduction of service from Kansas City to San Francisco in December 1995 and to Los Angeles in March 1996. The Company estimates that during the four-week periods after the ValuJet and TWA accidents, call volume at its reservation center declined substantially. As a result, the Company's revenue/yield management fare system offered customers seats at reduced fares. The Company's favorable load factors remained unchanged, but at the cost of reduced passenger yields. The Company also offered promotional fares on its new city pairs throughout the first nine months of 1996, and these new routes accounted for approximately 40% of the system wide RPMs during that period. The Company is evaluating fares in all its markets as well as its current route structure to improve passenger yields.

     The Company also generates operating revenues as a result of service charges from passengers who change or cancel flight reservations. For a period of ninety days after the flight date, the customer may use the value of the unused reservation for transportation, less a $25 service charge. These operating revenues were approximately $533,000 (approximately 2.1% of total operating revenues) and approximately $1.5 million
(approximately 2.7% of total operating revenues) in the first nine months of 1995 and the first nine months of 1996, respectively. The increase in cancellation and change fee revenue as a percent of total operating revenues was primarily attributable to the increase in the number of daily flights and the number of passengers. The Company began carrying mail for the United States Postal Service during the first quarter of 1995. Mail revenue increased approximately 133.6% from approximately $295,000 in the first nine months of 1995 to approximately $689,000 in the first nine months of 1996.

Operating Expenses

     Expenses are generally categorized as related to flying operations, aircraft fuel, maintenance, passenger service, aircraft and traffic servicing, promotion and sales, general and administrative, depreciation and amortization and other expense, net.

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 125.1% from approximately $5.6 million (approximately 22.1% of operating revenues) for the first nine months of 1995 to $12.7 million (approximately 23.2% of operating revenues) for the first nine months of 1996. The number of departures increased approximately 54.9% from 8,253 for the first nine months of 1995 to 12,782 for the first nine months of 1996. The increase in flying operations expense as a percentage of operating revenues was the result of the Company leasing three additional jet aircraft in late 1995 and early 1996, two of which were newer, more advanced Boeing 737-300 jet aircraft, which have substantially higher lease and aircraft insurance costs. In connection with the acquisition of the three planes, the Company hired 30 additional pilots and incurred additional pilot training costs for existing and new pilots.

     Aircraft fuel expenses include the direct cost of the fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel cost increased approximately 139.0% from approximately $4.9 million (approximately 19.2% of operating revenues) for the first nine months of 1995 to approximately $11.7 million (approximately 21.5% of operating revenues) for the first nine months of 1996. These fuel expenses represent an increase in the fuel cost per block hour from $466 in the first nine months of 1995 to $623 in the first nine months of 1996 primarily due to an increase in price and average burn rate and to the imposition of a federal tax. Specifically, the average price increased from $0.54 per gallon in the first nine months of 1995 to $0.64 per gallon in the first nine months of 1996, while fuel consumption increased from 799 gallons per block hour in the first nine months of 1995 to 816 gallons per block hour in the first nine months of 1996. In addition, effective October 1, 1995, the Company was required to pay a fuel tax of 4.3 cents per gallon. In the future, minor fuel cost increases will likely be absorbed by the Company and would affect its operating results. The Company will continue to seek to pass on significant fuel cost increases to the Company's customers through fare increases as permitted by the then current market conditions. However, there can be no assurance that the Company will be successful in passing on these increased costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 180.5% from approximately $3.7 million (approximately 14.4% of operating revenues) for the first nine months of 1995 to approximately $10.3 million (18.9% of operating revenues) for the first nine months of 1996. This increase was primarily due to the increase in the fleet size and block hours. For the first nine months of 1995, the average fleet size was approximately 4.9 aircraft compared to an average fleet size for the first nine months of 1996 of approximately 7.9 aircraft. In late 1995, the Company leased two Boeing 737-300 jet aircraft, which generally are more costly with respect to major scheduled maintenance. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. In addition, the Company accrues the cost of future major scheduled maintenance on a monthly basis. The Company deposits funds with its aircraft lessors to cover a portion of the cost of its future major scheduled maintenance.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately
103.4% from approximately $2.3 million (approximately 9.0% of operating revenues) for the first nine months of 1995 to $4.7 million (approximately 8.5% of operating revenues) for the first nine months of 1996. This increase was primarily due to the approximately 54.9% increase in the number of departures and the approximately 84.2% increase in number of passengers carried. Passenger service expenses per flight increased approximately
31.3% from approximately $278 for the first nine months of 1995 to $365 for the first nine months of 1996. This increase per flight is primarily due to the introduction of longer routes to San Francisco and Los Angeles in late 1995 and early 1996 which incur higher passenger service costs. The decrease in passenger service expenses as a percentage of operating revenues was primarily attributable to lower training costs for flight attendants and a higher load factor in the 1996 period.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rental, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 66.8% from approximately $6.9 million (approximately 26.9% of operating revenues) in the first nine months of 1995 to approximately $11.5 million (approximately 21.0% of operating revenues) in the first nine months of 1996. This increase was primarily due to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 54.9% from 8,253 during the first nine months of 1995 to 12,782 during the first nine months of 1996, and the average cost per departure increased approximately 7.7% from approximately $834 to approximately $898 in the same periods. The increase in cost per departure was primarily attributable to the additional cost associated with providing service to airports with higher operating costs. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between the nine month periods in 1995 and 1996.

     Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 76.8% from approximately $6.3 million (approximately 24.6% of operating revenues) in the first nine months of 1995 to approximately $11.1 million (approximately 20.3% of operating revenues) in the first nine months of 1996. This increase was primarily the result of an increase in cities served, reflecting the Company's plan to increase advertising when new cities are introduced in order to create brand awareness while maintaining stable advertising programs in existing cities. In addition, the Company's reservation operations expanded in May 1996 with the opening of a new reservation center in Lawrence, Kansas. The average promotion and sales cost per passenger decreased from $11.42 in the first nine months of 1995 to $10.96 in the first nine months of 1996. The decrease in average sales and promotion expenses per passenger was primarily the result of an increased number of passengers flown and improved brand awareness offset by the increased advertising incurred in March and September 1996 related to the introduction of scheduled service to four new cities.

     General and administrative expenses include the wages and benefits for the Company's executive and various other administrative personnel, the cost for office supplies, office rent, legal, accounting and other miscellaneous expenses.
General and administrative expenses increased approximately 56.0% from $1.9 million (approximately 7.3% of operating revenues) in the first nine months of 1995 to $2.9 million (approximately 5.3% of operating revenues) in the first nine months of 1996. The decrease in general and administrative expenses as a percentage of operating revenues was primarily attributable to increased productivity and economies of scale.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 53.1% from approximately $726,000 (approximately 2.8% of operating revenues) in the first nine months of 1995 to approximately $1.1 million (approximately 2.0% of operating revenues) in the first nine months of 1996. This increase was primarily the result of improvements to new and existing aircraft and costs associated with modifications of the Company's reservation system.

     Other income (expense), net consists primarily of interest income and interest expense. Interest income increased during the first nine months of 1996, as a result of greater average interest bearing cash balances compared to 1995. Interest expense increased during the nine months ended September 30, 1996, as a result of higher average borrowing during the period as compared to 1995.

Comparison of three months ended September 30, 1996 and 1995

Operating revenues

     Total operating revenues increased approximately 79.7% from approximately $11.1 million for the third quarter 1995 to approximately $19.9 million for the third quarter of 1996. This increase in operating revenues is comparable to the increase described for the nine months ended September 30, 1996 and 1995 which primarily resulted from increased daily flights and the number of passengers on those flights. The Company's ASMs increased approximately 113.7%, from approximately 144.7 million during the three-month period ended September 30, 1995 to approximately 309.1 million during the three-month period ended September 30, 1996. RPMs increased approximately 133.7% from approximately 79.7 million during the three-month period ended September 30, 1995 to approximately 186.2 million during the three-month period ended September 30, 1996. The increase in ASMs and RPMs are comparable with nine month periods ended September 30, 1996 and 1995. Load factor increased from approximately 55.07% for the three-month period ended September 30, 1995 to approximately 60.23% for the three-month period ended September 30, 1996 for reasons consistent with those described above.

     Passenger yield per RPM decreased approximately 22.1% from approximately 13.2 cents for the third quarter of 1995 to approximately 10.3 cents for the third quarter of 1996. The
Company believes this decrease was generally for the same reasons as noted in the nine month comparison.

     The Company generated other revenues as a result of service charges from passengers who change or cancel flight reservations. For a period of ninety days after the flight date, the customer may use the value of the unused reservation for transportation, less a $25.00 service charge. These operating revenues were approximately $218,000 (approximately 2.0% of total operating revenues) and approximately $398,000 (approximately 2.0% of total operating revenues) in the third quarter of 1995 and the third
quarter of 1996, respectively.   Mail revenue increased
approximately 33.3% from approximately $163,000 in the third quarter of 1995 to approximately $217,000 in the third quarter of 1996.

Operating Expenses

     Flying operations expenses increased approximately 123.0% from approximately $2.0 million (approximately 17.9% of operating revenues) for the third quarter of 1995 to approximately $4.4 million (approximately 22.2% of operating revenues) for the third quarter of 1996. The number of departures increased approximately 37.4% from 3,359 for the third quarter of 1995 to 4,614 for the third quarter of 1996. In addition, the additional leased aircraft and related costs described above for the nine months ended September 30, 1996 contributed to the increase in flying operations expense.

     Aircraft fuel expenses increased approximately 137.5% from approximately $1.9 million (approximately 17.3% of operating revenues) for the third quarter of 1995 to approximately $4.5 million (approximately 22.8% of operating revenues) for the third quarter of 1996. These fuel expenses represent an increase in the fuel cost per block hour from $493 in the third quarter of 1995 to $661 in the third quarter of 1996 primarily due to an increase in price and average burn rate and to the imposition of a federal tax. Specifically, the average price increased from $0.54 per gallon in the third quarter of 1995 to $0.66 per gallon in the third quarter of 1996, while fuel consumption increased consistent with the nine month periods described above.

     Maintenance expenses increased approximately 211.6% from approximately $1.2 million (approximately 11.0% of operating revenues) for the third quarter of 1995 to approximately $3.8 million (19.1% of operating revenues) for the third quarter of 1996. This increase was primarily due to the increase in fleet size, block hours flown and the mix of aircraft making up the Company's fleet.

     Passenger service expenses increased approximately 101.5% from approximately $795,000 (approximately 7.2% of operating revenues) for the third quarter of 1995 to $1.6 million (approximately 8.1% of operating revenues) for the third quarter of 1996. This increase was primarily due to the approximately 37.4% increase in the numbers of departures and the approximately 45.7% increase in number of passengers carried. Passenger service expenses per flight increased approximately 46.7% from approximately $237 for the third quarter of 1995 to $347 for the third quarter of 1996. The increase per flight costs as a percentage of operating revenues was generally for the same reasons as in the nine months comparison. Passenger service expenses for the third quarter of 1996 increased as a percentage of operating revenues compared to the third quarter of 1995; however, passenger service expenses for the nine months ended September 30, 1996 decreased as a percentage operating revenues compared to the nine months ended September 30, 1995. The increase in the third quarter 1996 is attributable to a lower revenue increase for the third quarter 1996, 80.0%, as compared to a 113.9% increase in revenues experienced in the nine month period ended September 30, 1996.

     Aircraft and traffic servicing expenses increased approximately 41.4% from approximately $2.7 million (approximately 24.7% of operating revenues) in the third quarter of 1995 to approximately $3.9 million (approximately 19.5% of operating revenues) in the third quarter of 1996. This increase was primarily due do to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 37.4% from 3,359 during the third quarter of 1995 to 4,614 during the third quarter of 1996, and the average cost per departure increased approximately 3% from approximately $815 to approximately $839 in the same periods.
The increase in cost per departure and the decrease in aircraft and traffic servicing as a percentage of operating revenues was comparable with the same reasons described above for the nine months ended September 30, 1996 and 1995.

     Promotion and sales expenses increased approximately 73.2% from approximately $2.2 million (approximately 19.6% of operating revenues) in the third quarter of 1995 to approximately $3.8 million (approximately 18.9% of operating revenues) in the third quarter of 1996. The average promotion and sales cost per passenger increased from $9.27 in the third quarter of 1995 to $11.02 in the third quarter of 1996. The increase in average sales and promotion expenses per passenger for the third quarter of 1996 as compared to the third quarter of 1995 is attributable to an increase in advertising in September 1996 related to the introduction of scheduled service to three new cities in October 1996.

     General and administrative expenses increased approximately 89.5% from $583,000 (approximately 5.3% of operating revenues) in the third quarter of 1995 to $1.1 million (approximately 5.6% of operating revenues) in the third quarter of 1996. General and administrative expenses as a percentage of operating revenues remained constant during the three month period ended
September 30, 1995 and 1996 respectively.

     Depreciation and amortization expenses increased approximately 33.0% from approximately $303,000 (approximately 2.7% of operating revenues) in the third quarter of 1995 to approximately $403,000 (approximately 2.0% of operating revenues) in the third quarter of 1996. This increase was primarily the result of improvements to new and existing aircraft and costs associated with modifications of the Company's reservation system.

     Interest income increased during the third quarter of 1996, as a result of greater average interest bearing cash balances compared to 1995. Interest expense increased during the third quarter of 1996 as a result of higher average borrowings during the period as compared to 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from (i) the initial private sale of equity securities, which raised an aggregate of approximately $6.0 million, (ii) the initial public offering of its Common Stock, which raised approximately $13.0 million in November 1995 and (iii) the private sale of units of securities, each unit consisting of common stock and a redeemable common stock purchase warrant, which raised aggregate net proceeds of approximately $7.1 million in August and September 1996. In addition, the Company has utilized current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position would be materially and adversely affected.

     In July 1996, the Company established a $4.0 million line of credit. On August 12, 1996 the Company amended its line of
credit to increase it to $5.0 million.   The line of credit is
guaranteed by certain of the Company's stockholders. As of September 30, 1996, $4.0 million is outstanding on the Company's line of credit. The Company has used the proceeds of the line of credit primarily to reduce past accounts payable balances, repay $900,000 of outstanding notes held by certain of the Company's stockholders, provide for scheduled engine maintenance repairs and increase its restricted cash account balance held by its credit card processor. Borrowings accrue interest at the prime rate as published in The Wall Street Journal. The line of credit expires January 30, 1997 at which time all funds are due and payable.
The Company has begun discussions with certain financial institutions to replace the line of credit and, if possible, to increase the Company's borrowing capacity to $7 or $8 million. There can be no assurance that a replacement line of credit will be available on acceptable terms if, at all. In the event that the Company is unable to replace the line of credit prior to January 30, 1997, the Company would be required to utilize available cash balances and borrow additional funds. There can be no assurance that the Company will be successful in this regard.

     As of September 30, 1996 the Company has recorded cash of approximately $2.5 million, which relates to restricted cash accounts securing the potential risk of loss exposure estimated by the Company's credit card processor. The Company has begun discussions with certain credit card processors in order to reduce required restricted cash balances through a letter of credit arrangement between the Company's credit card processor and one of the Company's stockholders. The Company intends to use any proceeds that become available pursuant to a letter of credit arrangement for working capital purposes. There can be no assurance such arrangement can be available on acceptable terms, if at all.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through September 1997 will cost approximately $2 million. The Company expects to expend approximately $1.8 million on various capital expenditures, the majority of which relate to improvements to existing aircraft. While the Company does not intend to lease additional aircraft for the foreseeable future, the Company's capital expenditures during this period would increase if it leases additional aircraft to expand its service in existing or new markets.

          During the nine months ended September 30, 1996, the Company's operating activities resulted in a cash flow deficit of approximately $9.5 million. Accordingly, the Company relies on cash balances, available credit arrangements and continued sales of its equity securities to fund operations until profitability is attained. Management does not expect to achieve profitability or positive cash flows from operations during the fourth quarter of 1996, but is continuing to take steps to improve the Company's operating performance and reduce the negative cash flow from operations. There can be no assurance that the Company will be successful in this regard. Effective November 1996 the Company is eliminating certain unprofitable routes in order to improve operating performance. The aircraft used to serve these destinations will be redeployed to routes between cities that supports the Company's current operating strategy. Additional financing will be required to continue its operating strategy. There can be no assurance that additional financing will be available on acceptable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Limited Operating History; History of Losses; Future Operating Results Uncertain; Working Capital Deficit. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of September 30, 1996 had an accumulated deficit of approximately $27.1 million and a stockholders' deficit of approximately $602,000. The Company's limited operating history makes the prediction of future operating results difficult. Effective November 1996 the Company is in the process of eliminating certain unprofitable routes in order to improve operating performance and introducing new routes that supports the Company's current operating strategy. The Company's future operating results will depend on many factors, including general economic conditions, the cost of jet fuel, the occurrence of events involving other low-cost carriers, potential changes in government regulation of airlines or aircraft and actions taken by other airlines particularly with respect to scheduling and pricing in the Company's current and new routes. A negative change in any one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will achieve profitability at any time in the future.

     Impact of Continued Nasdaq Listing on Marketability of Common Stock. The Common Stock currently is quoted on the Nasdaq SmallCap Market. The National Association of Securities Dealers, Inc. ("NASD") has rules that establish criteria for the continued listing of the Common Stock on the Nasdaq SmallCap Market. Under these rules, companies must maintain at least $1,000,000 in capital and surplus for continued inclusion on the Nasdaq SmallCap Market. In August 1996, the NASD informed the Company that it must demonstrate capital and surplus of $3,000,000. As of the date of the report, the Company does not meet Nasdaq SmallCap listing requirements. There can be no assurance that the Company will continue to be listed on the Nasdaq SmallCap Market or that the Nasdaq Stock Market will not take actions in the future with respect to the listing of the Company's Common Stock. If the Common Stock does not continue to be listed on the Nasdaq SmallCap Market, trading in the Common Stock will be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." Consequently, an investor will find it more difficult to dispose of such securities or to obtain accurate quotations as to the price of such securities.

In addition, if the Common Stock is delisted from trading on the Nasdaq SmallCap Market and the trading price of the such security is less than $5.00 per share, trading in such securities would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers in the offering to sell their securities in the secondary market. There can be no assurance that the Common Stock will not be delisted or treated as a penny stock.

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

     Adverse Industry Conditions. The airline industry is characterized generally by high fixed costs relative to revenues, and low profit margins. As a result, profit levels are highly sensitive to changes in fuel costs (which comprise a substantial portion of operating expenses), fare levels and passenger demand. Fare levels and passenger demand in the airline industry have been, at times, adversely affected by, among other things, the general state of the economy, the economic conditions in markets in which an airline operates and actions taken by other carriers with respect to fare levels. The enactment of the Airline Deregulation Act of 1978 (the "Deregulation Act") substantially eliminated government authority to regulate domestic routes and fares. Since the enactment of the Deregulation Act, the airline industry has been subject to intense competition, both from traditional carriers and new low-cost carriers, which generally has reduced fare levels and earnings. These factors, combined with the general economic conditions, resulted in unprecedented losses in the airline industry in the late 1980s and early 1990s, and, as a consequence, many restructurings, bankruptcies and liquidations in the industry. In recent years, Continental Airlines, America West Airlines, and Trans World Airlines, among others, have filed for bankruptcy and Eastern Airlines, Pan American World Airways, Mark Air and Braniff Airlines, among others, have either ceased operations or were liquidated. There can be no assurance that these industry conditions, including intense price competition, will not adversely affect the Company's business, financial condition and results of operations.

     Competition and Competitive Reaction.  Under the
Deregulation Act, domestic certificated airlines are free to enter and exit domestic markets and to set fares without regulatory approval, and all city-pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive. Airlines compete primarily with respect to fares, scheduling (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller ) and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes.
Many of these airlines are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service to a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations. The Company may also face competition from existing airlines that may begin serving markets the Company serves, from new low-cost airlines that may be formed to compete in the low-fare market (including any airlines that may be formed by traditional airlines) and from ground transportation alternatives. Any airline operating under bankruptcy protection could have a competitive advantage over the Company and there can be no assurance that this advantage will not adversely affect the Company's business, financial condition and results of operations.

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

     Government Regulation. The Company is subject to 49 U.S.C., Subtitle VII (formerly the Federal Aviation Act of 1958, as amended) (the "Aviation Act"), under which the United States Department of Transportation (the "DOT") and the FAA exercise regulatory authority over airlines. This regulatory authority includes, but is not limited to: (I) the initial determination and continuing review of the fitness of air carriers (including financial, managerial, compliance-disposition and citizenship fitness); (ii) the certification and regulation of aircraft and other flight equipment; (iii) the certification and approval of personnel who engage in flight, maintenance and operations activities; and (iv) the establishment and enforcement of safety standards and requirements with respect to the operation and maintenance of aircraft, all as set forth in the Aviation Act and the Federal Aviation Regulations. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. As a result of recent incidents involving airlines, the FAA has increased its review of commercial airlines generally and particularly with respect to small and start-up airlines, such as the Company. In recent months, after extensive FAA investigations, ValuJet suspended operations and Kiwi Airlines substantially reduced operations, and Mesa Airlines and Western Pacific Airlines have been subject to extensive investigations by the FAA. The Company's operations recently have been subject to increased review by the FAA. There can be no assurance that safety issues will not arise or that the Company will not be required to pay fines in an amount which could have a material adverse effect on the Company's business, financial condition and results of operations. Additional rules and regulations have been proposed from time to time and might be enacted which could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations. For example, the National Transportation Safety
Board has proposed new regulations to require carriers to upgrade would be approximately $90,000 for each of the Company's nine
737-200 jet aircraft. There can be no assurances that any of these rules or regulations would not have material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2.   CHANGES IN SECURITIES

          a.    None.

          b.    None.

          c. Furnish the information required by Item 701 of Regulation S-K as to all equity securities of the registrant sold by the registrant during the period covered by the report that were not registered under the Securities Act other than unregistered sales made in reliance on Regulation S.

               In August and September 1996, the Company completed a private sale of units of securities, each unit consisting of one share of the Company's common stock, $.001 par value, and a redeemable common stock purchase warrant (the "units"). In connection with the sale of units of securities, the Company issued 1,319,774 shares of common stock for aggregate proceeds of approximately 7.1 million, net of offering costs of approximately $154,000. Each redeemable common stock purchase warrant entitles the registered holder to purchase one share of common stock, at any time over a five year period, at an exercise price of $6.64. The units were sold to a limited number of "accredited investors," as defined in the Securities Act of 1933, pursuant to an exemption from registration provided by Regulation D promulgated under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None.

ITEM 5.    OTHER INFORMATION
               None.




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               Exhibit 10.38-- Revolving Promissory Note, dated as of August 7, 1996, between the Company and Bank
               IV, N.A.

               Exhibit 10.39-- Guaranty Agreement, dated as of
               July 30, 1996, among Bank IV, N.A., Hambrecht &
               Quist Group, Kenneth J. Wagnon, Daniel M. Carney and Starwood Investments, L.P.

               Exhibit 10.40-- Amendment to Guaranty Agreement, dated as of August 7, 1996, among Hambrecht &
               Quist Group, Kenneth J. Wagnon, Daniel M. Carney and Starwood Investments, L.P.

               Exhibit 10.41-- Form of Warrant Purchase Agreement among the Company and certain of its stockholders

               Exhibit 10.42-- Form of Warrant for the purchase of shares of Common Stock

               Exhibit 10.43-- Form of Warrant Agreement among the Company and certain of its stockholders

               Exhibit 10.44-- Form of Warrant for the purchase of shares of Common Stock

               Exhibit 10.45-- Form of Registration Rights
               Agreement

               Exhibit 11- Statement of Computation of Earnings per Share for the Nine-month Periods Ended
               September 30, 1995 and 1996

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.

               On August 5, 1996, the Company filed a report on Form 8-K under Item 5 - Other Events regarding (i) a press release issued by the Company on August 5, 1996, announcing the appointment of William A. Garrett as Vice President - Finance and Chief Financial Officer and Brian S. Gillman as Vice President and General Counsel of the Company. The Company also announced its termination of the employment relationship with Fred L deLeeuw, Vice President - Finance and Chief Financial Officer.
               In addition, the Company announced second- quarter earnings and its revision to its previously reported financial results for the first quarter of 1996, and (ii) a press release issued by the Company on August 5, 1996, announcing its intention to seek additional time for meeting Nasdaq's continue listing requirements.

               On August 5, 1996, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company announcing its intention to make an public offering of convertible preferred stock.

               On August 30, 1996, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company on August 29, 1996, announcing that the Nasdaq SmallCap Market has granted the Company conditional listing on the Nasdaq SmallCap Market and an extension of time until September 11, 1996 to satisfy net worth requirements for continued listing on the Nasdaq SmallCap Market and that effective August 30, 1996 the symbol for the Company's securities will be changed from VNGD to VNGDC. The Company also announced the completion of a $5.2 million private placement of units of securities, each unit consisting of the Company's common stock, par value $.001, and a redeemable common stock purchase warrant and that the Company estimates that it has raised 70% of the equity financing required to satisfy the Nasdaq net worth requirement.

               On September 10, 1996, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company on September 10, 1996 announcing the completion of its private placement of units of securities, each unit consisting of the Company's common stock, par value $.001, and a redeemable common stock purchase warrant and that the Company has satisfied the requirements outlined by the Nasdaq Stock Market and that it believes Nasdaq will grant the Company continued listing on the Nasdaq SmallCap Market.

               On November 1, 1996, the Company filed a report on Form 8-K under Item 5- Other Events regarding a press release issued by the Company on November 1, 1996 announcing that Robert J. McAdoo, Chief Executive Officer and President of the Company and Chairman of the Board resigned effective November 1, 1996. Mr. McAdoo will continue as a director of the Company. The Board of Directors has named John P. Tague as Chief Executive Officer and President and Chairman of the Board of Directors. Mr. Tague currently is Chief Executive Officer and President and Chairman of the Board of Air South Airlines, Inc. Mr. Tague will continue in his positions as Chief Executive Officer and President and Chairman of the Board of Directors of Air South.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature and Title                     Date

/s/John P. Tague                        November 14, 1996
John P. Tague, President and
  and Chief Executive Officer


/s/ William A Garrett                   November 14, 1996
William A. Garrett, Vice
  President-Finance and Chief
  Financial Officer (Principal
  Financial and Accounting Officer)