Form 10-K
period 1996-12-31
VANGUARD AIRLINES INC \DE\
filed 1997-03-28
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

(Mark One)

( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
          ENDED DECEMBER 31, 1996.

                                OR

(    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to


                 Commission File Number 33-96884

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


Securities registered pursuant to Section 12(b) of the Act:  NONE

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, par value $0.001 per share
                         (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X             No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 1, 1997, there were 9,984,952 shares of Common Stock outstanding, of which 5,288,208 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 1997, was $11,726,601.24.

     Documents incorporated by reference: Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

                              PART I

ITEM 1.  BUSINESS

General

     Vanguard Airlines, Inc. ("Vanguard" or the "Company") was incorporated in Delaware on April 25, 1994. The Company's principal offices are located at 30 N.W. Rome Circle, Mezzanine Level, Kansas City International Airport, Kansas City, Missouri 64153, and its telephone number is (816) 243-2100.

     Vanguard is a low-fare airline offering convenient, non-stop and connecting scheduled jet service to attractive destinations in established markets for both leisure and business travelers. The Company currently operates six leased Boeing 737-200 jet aircraft and two leased Boeing 737-300 jet aircraft, which provide 63 daily weekday flights serving Kansas City, Atlanta, Chicago/Midway, Dallas/Fort Worth, Denver, Des Moines, Fort Meyers, Las Vegas, Los Angeles, Miami, Minneapolis/Saint Paul, Orlando, San Francisco, Tampa/Saint Petersburg and Wichita. In addition, the Company provides limited charter services. The Company has experienced significant growth since the commencement of operations in December 1994, achieving operating revenues of approximately $36.2 million for the year ended December 31, 1995 and $68.6 million for the year ended December 31, 1996. However, despite this significant growth in revenue levels, the Company to date has yet to operate profitably.

     THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION THAT ARE BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, THE COST OF JET FUEL, THE OCCURRENCE OF EVENTS INVOLVING OTHER LOW COST CARRIERS, THE CURRENT LIMITED SUPPLY OF BOEING 737 JET AIRCRAFT AND THE HIGHER LEASE COSTS ASSOCIATED WITH SUCH AIRCRAFT, POTENTIAL CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND ACTIONS TAKEN BY OTHER AIRLINES PARTICULARLY WITH RESPECT TO SCHEDULING AND PRICE IN THE COMPANY'S CURRENT OR FUTURE ROUTES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "BUSINESS-- FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

COMPANY'S LOW-FARE SERVICE

     The Company's low-fare service is designed to meet the needs of, and stimulate increased demand among, leisure travelers and price-sensitive business travelers. The Company believes that in its markets opportunities exist for airlines such as the Company that offer low fares with a level of service that meets or exceeds consumer expectations of low-fare airlines.

     To compete favorably, low-fare airlines must offer services that are price competitive with other airlines in its markets and, particularly with respect to short-haul travelers, are competitive with ground transportation alternatives. The Company typically offers its airline services at fares that are generally substantially lower than fares offered prior to its entry into its markets. The Company believes its offering low fares will continue in light of the Company's cost structure; however, the Company has marginally increased fares in markets that it has been operating for more than one year or where it has strong load factors. The following table sets forth a range of the Company's fares for one-way, non-stop service in selected markets as of February 2, 1997:

     Between                       And            One Way Fares
                                                  From      To

Chicago-Midway ........  Minneapolis/Saint Paul   $69       $169
Denver ................  Kansas City              $79       $179
Des Moines ............  Kansas City              $29       $69
Kansas City ...........  Atlanta                  $69       $159
Kansas City ...........  Chicago                  $99       $159
Kansas City ...........  San Francisco            $79       $179
Kansas City ...........  Los Angeles              $89       $149
Kansas City ...........  Orlando                  $99       $169
Kansas City ...........  Tampa                    $99       $169

     In the first quarter of 1996, the Company revised its pricing system to complete more effectively against airlines that offered a limited number of seats at fares at or below the Company's then existing fares. This change provided the Company with flexible fare pricing options. The Company transitioned from a peak/off-peak single-price per flight fare system to a revenue/yield management fare system utilizing a range of price categories in all markets. The primary price categories are: (i) 14-day advance, (ii) seven-day advance, (iii) three day advance and (iv) walk-up. Within each primary category, there are smaller fare price increments that are triggered by time remaining to the flight and existing number of reservations on such flight and are tailored to competitive conditions in the local market and historical operating data. The purpose of the yield management system is to achieve and maintain acceptable yield and load factor levels in each market, thereby maximizing revenue per available seat mile.

     None of the Company's fares require a round-trip purchase or minimum stay. All of the Company's published fares are sold on a non-refundable basis. A customer who wishes to change, or who fails to use a purchased flight reservation may apply the funds toward the purchase of another Vanguard flight for use within 90 days (180 days as of March 24, 1997) of the scheduled flight date subject to a $50 service charge. As a result of its non-refundable fare structure, the Company's passengers typically take their designated flights, and the Company believes its "no -show" rate is approximately 4%. Because of its non-refundable fare structure and low "no-show" rate, it is unnecessary for the Company to over book flights.

     The Company's low-fare service is intended to satisfy most of the basic air transportation needs of the Company's targeted customers while establishing the Company's reputation as a small yet reliable airline where customers receive more than they expect from typical low-fare airlines. The Company believes that the basic air transportation needs of its targeted customers can be satisfied by providing a limited number of flights per day on each route (generally two or three), low-fares, a frequent flyer program, in-flight beverages and the ability to make advance reservations. The Company does not offer advance seat assignments, airport clubs, city ticket offices or certain other amenities offered by many of its competitors. In addition, the Company does not interline with other domestic jet airlines. While many business travelers select traditional airlines based on the availability of these amenities, the Company believes that there is substantial demand for its low-fare service both from leisure travelers and price-sensitive business travelers.

ROUTE SYSTEM AND SCHEDULING

     The Company currently serves primarily short- to medium-haul markets (200 to 1,500 miles) with a limited number of flights
(generally two or three round trips per route per day).   In
addition, the Company currently offers "night hawk" flights on its Las Vegas, Los Angeles and San Francisco routes. By flying these routes at night when the aircraft would otherwise be idle, the Company has increased its capacity by approximately 20%. During the fourth quarter of 1996, the Company launched its new route system by establishing a hub operation in Kansas City. The Company currently has twenty-three flights per day in Kansas City and provides service to the most non-stop destinations from Kansas City. Prior to its current hub strategy, the Company's utilized a point-to-point route strategy focusing primarily on short-to medium-haul markets in the Midwest and Rocky Mountain regions of the United States.

     The Company's hub system will allow the Company to pursue measured growth by expanding in existing markets as well as entering new markets where its low cost structure, current operating efficiencies and quality of operations can be preserved. This hub system allows Vanguard to add service to a new destination from a larger number of cities using only one or a limited number of aircraft. The Company's flights are timed to promote good local service in each non-stop market and to provide connecting opportunities to and from other destinations. For example, flights originating in Des Moines, Denver, Chicago-Midway, Minneapolis/Saint Paul, Las Vegas, San Francisco and Los Angeles arrive in Kansas City in time to connect to non-stop flights to either Tampa or Orlando.

     The Company's aircraft scheduling strategy is directly related to the perceived needs of its target customers. The Company believes that its target customers are more sensitive to
price than to schedule or flight frequency.   As a result, the
Company's schedule generally provides only two or three flights per day in any given market. The Company may add or reduce flights to existing markets to satisfy increased or decreased demand.

RESERVATION AND INFORMATION SYSTEMS

     Automation is a key component of the Company's strategy. The Company's software, which operates on a Hewlett-Packard 3000 computer system, has been specifically designed to implement the Company's simplified, ticketless service and is an important component of the Company's attempt to maintain its low-cost structure. The Company's integrated reservation, marketing and revenue accounting system is designed to capture information at its source, eliminating paper records when possible. The Company's system provides immediate access to detailed market, customer and financial information obtained through the reservation process. The system also collects, organizes and stores data on customers in support of the Company's frequent flyer program and can be used for other direct marketing efforts.
 The reservation system is operated under a perpetual license
from a subsidiary of Southwest Airlines.   Management believes
that the ease of immediate access to timely, detailed information through its automation system in a cost-effective manner enhances management functions.

     While a number of traditional airlines now offer ticketless service in certain circumstances, these airlines continue to maintain their ticketed service and the expenses associated with the supporting accounting functions. The Company's reservation system and processes are entirely ticketless. At the time a reservation or sale is made, the Company provides its customers with a confirmation number. At the airport, this information is available to the gate agent facilitating customer check-in, effectively eliminating slow moving customer check-in lines. The Company's ticketless service also eliminates traditional revenue accounting functions and the direct and indirect costs of handling tickets. The reservation system allows the Company to sell directly to customers and travel agencies, eliminating the charges imposed by the computerized reservation systems owned by the major airlines.

     The Company currently does not allow reservations to be booked directly through the airline industry's Computer Reservation Systems (CRSs), which are used extensively by travel agents. The Company currently displays its flight schedules in the WORLDSPAN and GALILEO CRSs. The Company, however, does not display its flight schedule in the larger SABRE CRS. The Company anticipates negotiating an agreement to have its schedules and fares available for display and booking by travel agents through all major CRS vendors during the second or third quarter of 1997.

     The Company currently does not participate in the Airline Reporting Corporation ("ARC"), the airline industry collection agent for travel agency sales. Consequently, at the time a reservation or sale is made with a travel agent, the Company identifies the travel agency making the booking, either taking credit card information or charging the travel agency's account for future payment. Each travel agency then receives an invoice summarizing these transactions. In connection with the anticipated CRS conversion, the Company is evaluating ARC participation. The Company anticipates converting to ARC participation during 1997.

     In the future, the Company may encounter problems with features added to its computer system, with new computer hardware provided by third parties or with a greater volume of reservations. If the Company experiences a system failure, revenues may be lost or significant expenses incurred in repairing, modifying or replacing the system. With its ticketless service, the Company is dependent on its computerized reservation system for information regarding confirmed passengers and flight schedules.

MARKETING AND PROMOTION

     A majority of the Company's customers call its reservation center directly to make their reservations. As a result, the Company advertises directly to potential customers using newspapers, television, radio and billboards. In November 1996, with the launch of its new cities and hub in Kansas City and the hiring of a new advertising agency, the Company has significantly increased its advertising expenditures. These advertisements feature the Company's destinations, every-seat, every-flight low fares and the Company's reservations toll free phone number, (1-800-VANGUARD).

     Approximately 40% of the Company's customers use travel agents to make their reservations. The Company's sales through travel agents include payments of customary sales commissions, however, sales are not made through a CRS and do not include fees associated with such participation. As described above, the Company anticipates having its schedules and fares available for display and booking by travel agents during the second or third quarter of 1997. See "--Reservation and Information Systems."

     The Company currently offers a frequent-flyer program, which awards free round-trip tickets on Vanguard to customers who complete 16 Vanguard flights within 12 months. In addition to its standard frequent flyer program, the Company on occasion accelerates rewards on its frequent flyer program. For example, in January 1997, the Company launched a Threequent Flyer Program that entitles customers to a free round trip ticket, valid for one year, for anyone who completes three round-trip flights on Vanguard between January 26, 1997 and June 1, 1997.

MOTIVATED AND TRAINED WORKFORCE

     The Company believes that the success of an airline is dependent in large part on the attitudes of its people. The Company has sought to establish and develop a corporate culture that provides an environment of relaxed, casual professionalism for its employees. The Company attempts to provide a working environment conducive to personal responsibility, creativity, accountability and commitment. The Company has created an informal atmosphere and employed a horizontal management structure to facilitate communication throughout the organization. To keep all employees informed about the Company's status and developments, the Company hosts a monthly question and answer session with the Company's Chairman of the Board, Chief Executive Officer and President, John P. Tague, and other executive officers of the Company.

     The Company seeks to select, train and maintain a highly productive workforce of skilled, enthusiastic and energetic employees and reward them for performance by allowing them to share in the Company's success and develop professionally. Management believes that its base wage and benefit levels are generally at market rates of other similar airlines. The Company expects to maintain a motivated workforce through its selection process and a casual and friendly working environment. In addition, the Company has implemented a 401(k) plan, employee stock purchase plan and adopted a profit sharing plan, which the Company expects will further align the interests of its employees, the Company and its customers.

     Training, both initial and recurring, is required for almost all employees. The average training period for all new employees, other than pilots, is approximately two weeks. Both pilot training and mechanic training for the Boeing 737-200 and 737-300 jet aircraft are generally provided by independent contractors, including other airlines.

     Regulations promulgated by the Federal Aviation Administration ("FAA") require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown and to be medically certified as physically fit. Licenses and medical certification are subject to periodic continuation requirements including recurrent training and recent flying experience. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic training and certification. All of these employees are subject to pre-employment and subsequent random drug and alcohol testing. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by the FAA regulations.

     Many airlines are unionized. Management has attempted to create an environment that is informal and that facilitates the free flow of communication, which may reduce employees' desires to be represented by unions. If the employees eventually seek representation, the impact on the Company may be material and adverse, although the Company believes that its low-cost structure derives from its simplified procedures and not simply from its employee compensation structure. The Company is unable to predict whether any of its employees will elect to be represented by a labor union.

AIRPORT OPERATIONS

     Ground handling services typically involve (i) public contact services, such as meeting, greeting and serving the Company's customers at the check-in counter, gate and baggage claim area and (ii) underwing ground handling services such as marshaling the aircraft into and out of the gate, baggage loading and unloading, as well as lavatory and water servicing, deicing and certain services provided to the aircraft overnight. Public contact services at the Company's various airports are conducted by the Company's full- and part-time employees. Underwing ground handling services are contracted to other air carriers or independent contractors. The Company currently is evaluating the acquisition of certain ground handling equipment and hiring of its own employees to provide underwing ground handling services at selected airports.

     The Company currently serves 15 airports. The Company has leases with the appropriate airport authority at certain airports and sublease or handling arrangements directly with other airlines at various airports it serves. Most of these sublease or handling arrangements can be terminated by the other airlines upon 30 to 60 days' notice. If such a termination were to occur, the Company would have to make alternative arrangements or cease operations at the affected airport. There can be no assurance that alternative arrangements would be available at all or at a reasonable cost. The Company anticipates being able to gain access to any airports but currently has no immediate plans to serve any slot-controlled airports (Washington's National, New York's LaGuardia and Kennedy and Chicago's O'Hare). The Company considers the cost of airport operations in determining whether to commence service to a city.

AIRCRAFT

     The Company has leased three of its six Boeing 737-200 jet aircraft for terms extendable by the Company through 2001; two of its Boeing 737-200 jet aircraft have been leased for a term extendable through 2002; and its remaining Boeing 737-200 has been leased for a term expiring in 2002. The Company has options to purchase five of the Boeing 737-200 jet aircraft during the terms of their respective leases. The Company has leased its two Boeing 737-300 jet aircraft for terms expiring in mid-1997. The first Boeing 737-300 jet aircraft will be returned in May 1997 and the second Boeing 737-300 jet aircraft will be returned in July 1997. The Company currently is evaluating lease terms with respect to one to three Boeing 737-200 jet aircraft to replace the Boeing 737-300 jet aircraft. However, there can be no assurance that additional aircraft will be available at all or at reasonable costs or that the Company will have sufficient resources to lease such aircraft. The scheduled return of the 737-300 jet aircraft in May should not have a material adverse effect on the Company's business, financial condition and results of operations. However, if the Company is unable to lease one to two jet aircraft by July 1997, the scheduled return of its second Boeing 737-300 jet aircraft, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Factors That May Affect Future Results of Operations--Limited Number of Aircraft."

     All expenses relating to the maintenance and operation of the aircraft are the Company's responsibility. While the Company anticipates a higher maintenance cost for older aircraft, including costs to comply with FAA Airworthiness Directives ("AD"s) and regulations for aging aircraft, the Company believes that the total costs of operating the Boeing 737-200 jet aircraft will be competitive with newer aircraft types because the Company's aircraft have significantly lower acquisition or lease costs. Lower acquisition or lease costs result in lower fixed costs, which the Company believes will allow greater flexibility to adjust capacity to demand.

     The Company's aircraft must be brought into compliance with federal Stage 3 noise level requirements in phases: 25% by December 31, 1994; 50% by December 31, 1996; 75% by December 31,
1998; and 100% by December 31, 1999. Currently, the Company's fleet meets the current Stage 3 noise compliance requirements.
Any jet aircraft acquired to replace the two 737-300 jet aircraft, which are scheduled to be returned in mid-1997, will need to meet the Stage 3 noise compliance requirements. Alternatively, the Company would be required to modify aircraft in its existing fleet to meet the Stage 3 requirements if the acquired aircraft were non-
Stage 3 compliant. The Company believes that through the modification of current lease terms, the acquisition of an FAA certified hush kit would be available to allow the Company's aircraft to meet Stage 3 requirements. Although there can be no assurance that the hush kit addition will not adversely affect the cost and operating performance of the Company's Boeing
737-200 jet aircraft, the Company does not believe the hush kits installed on two of the Company's aircraft have significantly affected the economics or reliability of such aircraft.

     Because the Company's aircraft fleet consists of only eight aircraft, if one or more of its aircraft were not in service the Company would experience a proportionally greater loss of
capacity than would be the case with a larger airline.   Any
interruption of aircraft service as a result of scheduled or unscheduled maintenance, however, could materially and adversely affect the Company's service, reputation and profitability.

MAINTENANCE AND REPAIRS

     The Company's Boeing 737-200 jet aircraft were manufactured between 1968 and 1970 and its Boeing 737-300 aircraft were manufactured in 1986. Older aircraft, in general, are likely to incur greater maintenance expense than newer aircraft. The Company believes that its aircraft are mechanically reliable and that the ongoing cost of maintenance on such aircraft is, and will continue to be, within industry norms. The Company must comply with existing ADs and regulations of the FAA. In addition, the Company may be required to comply with future ADs or regulations regarding maintenance and repairs, including aging aircraft. For example, the FAA has ordered a number of ADs for rudder modifications on Boeing 737-200 jet aircraft. Though Boeing is willing to pay for the cost of the replacement parts, the Company is responsible for the labor costs that are estimated to be $50,000 to $75,000 per aircraft. There can be no assurance that the Company's costs of maintenance in the future (including costs to comply with ADs and regulations) will fall within industry norms or that the Company's aircraft will be reliable over time.

     Aircraft maintenance consists of routine or daily maintenance and major overhauls. Routine or daily maintenance is generally performed in Kansas City, Chicago-Midway or Minneapolis by the Company's employees or in various other cities, as needed, by independent contractors. The Company has contracted with Tramco (BF Goodrich) to perform major scheduled maintenance. Through the end of 1997, the Company's aircraft will require major scheduled maintenance in accordance with the Company's maintenance program at an estimated aggregate cost of $4.3 million of which $2.1 million will be funded from existing supplemental rent payments recoverable from aircraft lessors.
The major scheduled maintenance costs exclude any costs associated with the acquisition and installation of hush kits or additional aircraft.

      The Company does not own a large inventory of spare parts, but has contracted with an independent contractor to make spare parts available and to manage the Company's stockroom in Kansas City. For this service, the Company pays a monthly lease fee based on the value of the parts in stock, in addition to the repair costs on "off" units when, and if, the inventoried parts are installed on the Company's aircraft.

FUEL

     The cost of jet fuel is one of the Company's largest
operating expenses (approximately 17.3% of operating expenses when including taxes and the cost of delivering fuel into the aircraft for the year ended December 31, 1996).  Significant changes in jet fuel prices have materially affected the Company's operating results.  Jet fuel prices are susceptible to
international events.  The Company cannot predict the effect of events on the future availability and cost of jet fuel.  The
Company's 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft.  Accordingly, a significant increase in the price of jet fuel has resulted in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors whose average aircraft is newer and thus more fuel efficient.  The Company has not entered into any
agreements that fix the price of jet fuel over any period of time.  Therefore, an increase in the cost of jet fuel is
immediately passed through to the Company by suppliers.   As a
result, the Company has experienced reduced margins due to its inability to increase fares sufficiently to compensate for higher fuel costs and taxes. Even if it is able to raise selected fares, the Company will experience reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply could also have a material adverse effect on the Company's business, financial condition and results of operations. See "--Factors That May Affect Future Results of
Operations--Rising Fuel Costs."

COMPETITION

     Under the Airline Deregulation Act of 1978 (the "Deregulation Act"), domestic certificated airlines are free to enter and exit domestic routes and to set fares without regulatory approval, and all city pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive and susceptible to price discounting. Airlines compete primarily with respect to fares, scheduling (frequency and flight time), destinations, frequent-flyer programs and types (jet or propeller) and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes. Many of these airlines are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service to a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations or even maintain operations in that market. In the future, other airlines may set their prices at or below the Company's fares, introduce new non-stop service between cities served by the Company or add additional capacity in markets served by the Company in attempts to prevent the Company from achieving profitable operations.
The Company may also face competition from existing airlines that may begin serving markets the Company serves, from new low-cost airlines that may be formed to compete in the low-fare market (including any airlines that may be formed by major airlines) and from ground transportation alternatives. See "-Factors That May Affect Future Results of Operations--Competition and Competitive Reaction."

GOVERNMENT REGULATION

     All interstate air carriers are subject to regulation by the United States Department of Transportation ("DOT") and the FAA under the 49 U.S.C., Subtitle VII (formerly the Federal Aviation Act of 1958, as amended) (the "Aviation Act"). The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing and training and maintenance standards. In general, the amount of economic regulation over interstate air carriers in terms of market entry, exit, pricing, and inter-carrier acquisitions and agreements has been greatly reduced subsequent to enactment of the Deregulation Act.

     The Company's flight personnel, flight and emergency procedures, aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA. The Company believes that the FAA often applies strict scrutiny to the operations of small or start-up airlines to ensure proper compliance with FAA regulations. FAA examiners have flown on numerous Company flights and have subjected its flight and ground personnel to periodic announced and unannounced reviews and inspections.

     The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended, under the Airport Noise and Capacity Act of 1990 ("ANCA") and, along with the Environmental Protection Agency, under the Clean Air Act, as amended, to monitor and regulate aircraft engine noise and exhaust emissions. The Company believes its aircraft comply with all applicable FAA noise control regulations and with current emissions standards. See "--Aircraft" and "--Maintenance and Repairs."

     Recently, the FAA began a nationwide series of air carrier inspections involving carriers of all sizes. Several recent inspections have resulted in the air carrier under inspection suspending service or specific aircraft being grounded. The Company was the subject of an intensive inspection and was notified that it had successfully completed this inspection with no significant airworthiness findings. The Company expects these nationwide inspections to continue in 1997. See "--Factors That May Affect Future Results of Operations--Government Regulation."

INSURANCE

     The Company carries the types and amounts of insurance required by the DOT, and that the Company believes are customary for airlines similar to the Company, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. While the Company believes such insurance will be adequate as to amounts and risks covered, there can be no assurance that such coverage will continue to be available or that it will fully protect the Company against all losses that it might sustain.

EMPLOYEES

     As of February 28, 1997, the Company employed approximately 484 full- and part-time employees consisting of 83 pilots, 109 flight attendants, 63 mechanics, 148 station agents and 81 management and staff personnel. In addition, the Company's reservation center, operated by a third party, employed approximately 500 full- and part-time people as of February 28, 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF LOSSES; FUTURE OPERATING RESULTS UNCERTAIN; WORKING CAPITAL DEFICIT. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of December 31, 1996 had an accumulated deficit of approximately $41.4 million, a stockholders' deficit of approximately $13.2 and a working capital deficit of approximately $21.3 million. The Company's limited operating history makes the prediction of future operating results difficult. The Company's future operating results will depend on many factors, including general economic conditions, the cost of jet fuel, the occurrence of events involving other low-cost carriers, potential changes in government regulation of airlines or aircraft and actions taken by other airlines particularly with respect to scheduling and pricing in the Company's current or future routes. A negative change in any one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will achieve profitability at any time in the future. The Company has been dependent upon equity and debt financings primarily with its principal stockholders during 1996 and 1997. See "Item 7 Management's Discussion and Analysis of Finance Condition and Results of Operations--Liquidity and Capital Resources."

     CONSUMER CONCERN ABOUT OPERATING SAFETY AT START-UP CARRIERS OR TYPE OF AIRCRAFT. Aircraft accidents or other safety related issues involving any carrier, such as the recent plane crashes involving ValuJet and Trans World Airlines, have had an adverse effect on airline passengers' perceptions regarding the safety of low cost carriers, particularly with respect to the use of aging aircraft such as the Company's 737-200 jet aircraft. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s or other aircraft that are of the same age as the Company's aircraft could have a material adverse effect on the Company's business, financial condition and results of operations, even though the Company itself may not experience any such problems with its jet aircraft.

     SEASONALITY AND CYCLICALITY.  The Company's operations are dependent upon passenger travel demand.  Airlines typically
experience reduced demand at various times during the fall and winter and increased demand for service during the spring and summer.  Within these periods, an airline may experience
variations in passenger demand based on its particular routes and
passenger demographics.   Due to the Company's limited operating
history, the Company is unable to predict whether, and to what extent, seasonal variations in its operations will differ from those of the airline industry generally. If the Company's demand patterns are similar to those of the airline industry generally, the Company would experience reduced demand during the fall and winter with adverse effects on revenues, operating results and cash flow. During 1995 and 1996, the Company did experience reduced demand during the fall and winter with adverse effects on revenues operating results and cash flows. In addition, passenger travel in the airline industry, particularly leisure travel, is highly sensitive to adverse changes in general economic conditions. A worsening of current economic conditions, or an extended period of recession nationally or in the regions served by the Company, could have a material adverse effect of the Company's business, financial condition or results of operations.

     COMPETITION AND COMPETITIVE REACTION. Under the Deregulation Act, domestic certificated airlines are free to enter and exit domestic markets and to set fares without regulatory approval, and all city-pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive. Airlines compete primarily with respect to fares, scheduling (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller ) and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes.
Many of these airlines are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service to a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations or even maintaining operations in that market. The Company may also face competition from existing airlines that may begin serving markets the Company serves, from new low-cost airlines that may be formed to compete in the low-fare market (including any airlines that may be formed by traditional airlines) and from ground transportation alternatives.

     RISING FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 17.3% of the Company's operating expenses. The Company's average cost per gallon increased from $0.61 per gallon in the year ended December 31, 1995, to $0.79 per gallon in the year ended December 31, 1996. The Company's average cost per gallon during the fourth quarter 1996 of $0.84 declined to $0.79 during the first quarter 1997. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft (such as the Company's Boeing 737-300 jet aircraft). Accordingly, the significant increases in the price of jet fuel has resulted in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, the increase in the cost of jet fuel has immediately passed through to the Company by suppliers and the Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company has been able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply has also had a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of eight aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and profitability. The leases relating to the Company's Boeing 737-300 jet aircraft have terms expiring in May and July, 1997. The market for leased aircraft has become more competitive than it was at the time of the Company's inception, and there can be no assurance that the Company would be able to lease additional aircraft on satisfactory terms or at the time needed. In addition, if the Company is unable to lease 737-200 jet aircraft with additional fuel tank capacity to replace its existing 737-300 jet aircraft, it may have to substantially curtail the frequency of its flight schedule to San Francisco, Los Angeles, and Florida destinations, which flights currently account for a substantial portion of the Company's revenues. Further, if the Company is unable to lease additional aircraft that are in compliance with the Stage-3 noise compliance requirements, it will have to make significant capital expenditures to make its aircraft fleet meet such requirements. While the Company currently has plans to purchase or lease one to three additional jet aircraft, two of which would replace the 737-300 jet aircraft, its ability to further expand its operations could be limited by the availability of additional jet aircraft on terms satisfactory to the Company. See "-- Aircraft."

     GOVERNMENT REGULATION. The Company is subject to the Aviation Act, under which the DOT and the FAA exercise regulatory authority over airlines. This regulatory authority includes, but is not limited to: (i) the initial determination and continuing review of the fitness of air carriers (including financial, managerial, compliance-disposition and citizenship fitness); (ii) the certification and regulation of aircraft and other flight equipment; (iii) the certification and approval of personnel who engage in flight, maintenance and operations activities; and (iv) the establishment and enforcement of safety standards and requirements with respect to the operation and maintenance of aircraft, all as set forth in the Aviation Act and the Federal Aviation Regulations. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. As a result of recent incidents involving airlines, the FAA has increased its review of commercial airlines generally and particularly with respect to small and start-up airlines, such as the Company. During 1996, after extensive FAA investigations, ValuJet suspended operations and Kiwi Airlines substantially reduced its operations before filing for bankruptcy protection, and Mesa Airlines and Western Pacific Airlines were subject to extensive investigations by the FAA. Because of the Company's start-up status, along with other start-up carriers, the Company's operations recently have been subject to increased review by the FAA.

      Additional rules and regulations have been proposed from time to time in the last several years and might be enacted that could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations. For example, the National Transportation Safety Board has proposed new regulations to require carriers to upgrade the flight data recorders on their Boeing 737-200 jet aircraft. The estimated cost of such equipment would be approximately $90,000 for each of the Company's six 737-200 jet aircraft. There can be no assurances that any of these rules or regulations would not have material adverse effect on the Company's business, financial condition and results of operations.

     The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet exceeds the current Stage-3 noise compliance requirements (50% of its fleet Stage-3 compliance), with two of its Boeing 737-200 jet aircraft being equipped with hush kits and its two Boeing 737-300 jet aircraft satisfying the Stage-3 requirements. In the event the Company is unable to lease hush kitted 737-200 jet aircraft to replace the 737-300 jet aircraft or finance a hush kit on one of its existing 737-200 jet aircraft, it could have a material adverse effect on the Company's business, financial condition and results of operations. In the future, the Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 75% of its fleet must be Stage-3 compliant by December 31, 1998; and 100% of its fleet must be Stage-3 compliant by December 31, 1999.

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

     TICKET TAX. Despite the recent reinstatement of the ten percent ticket tax (the "ticket tax"), proposed FAA "funding reform" continues to present uncertainty as to how or if any changes would impact Vanguard in the future. Congress reinstated the ticket tax in August 1996, the ticket tax lapsed as of December 31, 1996; Congress reinstated the ticket tax as of March 7, 1997 with the tax scheduled to lapse on September 30, 1997. The Company is unable to predict how the FAA funding issue will be resolved, and what impact, if any resolution of this uncertainty in the future will have on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The Company leases approximately 6,000 square feet of office space at Kansas City International Airport for its headquarters at a current monthly rent of approximately $7,500 under a lease that expires in 1998. In addition, the Company leases approximately 17,000 square feet of office space in Mission, Kansas and approximately 7,250 square feet in Lawrence, Kansas, which are used primarily for its reservations facilities.

     The check-in counters, gates and airport office facilities at each of the airports the Company serves are leased from the appropriate airport authority or provided by other airlines pursuant to subleases or other arrangements. Such arrangements may include baggage handling, station operations, cleaning and other services. If such facilities at any additional cities to be served by the Company are not available to the Company at acceptable rates, or if such facilities become no longer available to the Company at acceptable rates, the Company may choose not to service such markets.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1996, the Company had a dispute regarding past fees and termination fees associated with the Company's termination of its contract with Valentine-Radford, Inc. ("VRI"), the Company's former advertising agency. On March 24, 1997, the Company entered into a Settlement Agreement with VRI. Under the terms of Settlement Agreement, the Company has agreed to pay all outstanding trade payables previously due for advertising services performed and media placed by VRI. In addition, the Company agreed to pay an aggregate of $ 75,000 in late 1997 and early 1998 in connection with the termination of its contract with VRI.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996. On March 3, 1997, the Company held a Special Meeting of Stockholders where a majority of the holders of common stock approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $.001 per share from 15,000,000 to 50,000,000 shares.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the Company's executive officers and directors as of March 1, 1997:

      NAME                     AGE                 POSITION

John P. Tague                 34        Chairman of the Board,
                                        Chief Executive
                                        Officer and President
William A. Garrett            31        Vice President - Finance and
                                        Chief Financial Officer
Brian S. Gillman              27        Vice President, General
                                        Counsel and Secretary
Ronald L. McClellan           47        Vice President - Maintenance
William F. McKinney           57        Vice President - Flight Operations
Robert J. McAdoo              51        Director
Richard D. Pearson            61        Director
Edmund H. Shea, Jr.           67        Director
Robert J. Spane               55        Director

     Set forth below is a description of the business experience of each executive officer and director of the Company.

     JOHN P. TAGUE joined the Company on November 1, 1996 as Chairman of the Board, Chief Executive Officer and President. Mr. Tague has also served, since July 1996, as Chief Executive Officer and President of Air South Airlines. Since 1995, he was and remains a principal of The Pointe Group, L.L.C ("TPG") and its Co-Chairman and

Chief Executive Officer. TPG is an aviation and transportation consulting firm. Prior to that, for more than five years, he was with American Trans Air, Inc., the United States' 10th largest airline, most recently as President and Chief Operating Officer.

     WILLIAM A. GARRETT joined the Company in June 1996 as Corporate Controller and was appointed Vice President - Finance and Chief Financial Officer in July 1996. From December 1993 to June 1996, he served as a Senior Manager with Ernst & Young LLP. From 1987 to 1993, he served on the staff of and as manager for Coopers and Lybrand LLP.

     BRIAN S. GILLMAN joined the Company in July 1996 as Vice
President, General Counsel and Secretary.  From September 1994 to
July 1996, Mr. Gillman was an associate in the law firm of Stinson, Mag & Fizzell, P.C., Kansas City, Missouri.

     RONALD L. MCCLELLAN joined the Company in May 1994 as Vice President - Maintenance. Prior to joining the Company, Mr. McClellan served as Director of Aircraft Reliability Engineering from 1987 to 1994. From 1981 to 1986, he was employed by People Express as Director of Quality Control and advanced to Managing Officer of Technical Services.

     WILLIAM MCKINNEY joined the Company in March 1996 as Chief Pilot and was appointed Vice President-Flight Operations in April 1996. Prior to joining the Company, Captain McKinney retired from Trans World Airlines after 29 years of service as a pilot, where he served mostly as General Manager of Flying for the western region.

     ROBERT J. MCADOO has been a director of the Company since the Company's inception in April 1994. From April 1994 to November 1996, Mr. McAdoo was Chairman of Board, Chief Executive Officer and President of the Company. Mr. McAdoo was an airline analyst with Prudential Securities from 1991 to 1994 and with Oppenheimer and Company, Inc., from 1986 to 1991. In 1980, he was one of the original officers of People Express, where he served from 1980 to 1986 as the Chief Financial Officer and from 1981 to 1983 as the Chief Marketing Officer.

     RICHARD D. PEARSON was elected a director of the Company in June 1995. From 1994 until his retirement in April 1995, he was Chairman of the Board and Chief Executive Officer of Buffalo Airways, Inc., a cargo airline. From 1992 to 1994, Mr. Pearson was retired. From 1987 to 1992, Mr. Pearson was Senior Vice President Field Services and Vice President of Operations Administration for American Airlines, Inc. From 1984 to 1986, he was President of TWA.

     EDMUND H. SHEA, JR. was elected a director of the Company in May 1994. He has been Vice President of J.F. Shea & Co., Inc., a privately held construction company since 1954. Mr. Shea is also a director of Hambrecht & Quist Group.

     VICE ADMIRAL ROBERT J. SPANE USN (RET.) was elected as a director of the Company in May 1996. Vice Admiral Spane served in the U.S. Navy for 35 years where his last position was Commander, Naval Air Force Pacific, which he held from October 1993 to February 1996. Vice Admiral Spane, as Commander, Naval Air Force Pacific, was responsible for all finances, training, logistics and the material condition of all aircraft carriers, aircraft and naval air stations in the Pacific. Vice Admiral Spane retired from the U.S. Navy in February 1996 and is a 1962 graduate of the U.S. Naval Academy.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

     The Common Stock began trading publicly on the Nasdaq SmallCap Market under the symbol "VNGD" on November 3, 1995.
Prior to that date, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq SmallCap Market. The Common Stock was delisted from the Nasdaq SmallCap Market on December 16, 1996. The Common Stock currently trades on the OTC Bulletin Board.



                                                       High        Low

1995
     Fourth Quarter (from November 3, 1995). . . . . . $6 3/4   $5 15/16

1996
     First Quarter . . . . . . . . . . . . . . . . . .  9 5/8        6

     Second Quarter. . . . . . . . . . . . . . . . . . 12 1/4        8

     Third Quarter . . . . . . . . . . . . . . . . . .  9 1/2        3 7/16

     Fourth Quarter. . . . . . . . . . . . . . . . . .  5 1/4      1 3/4

1997
     January . . . . . . . . . . . . . . . . . . . . . 2 7/8       1 3/4

     February. . . . . . . . . . . . . . . . . . . . .   2        1  13/16


RECENT SALE OF UNREGISTERED SECURITIES

     On January 17, 1996, one of the Company's principal stockholders agreed to establish a two year $4.0 million letter of credit in favor of the Company's credit card processor on behalf of the Company. In consideration for the establishment of this letter of credit, the Company issued up to 4,000,000 warrants to purchase shares of common stock with an exercise price of $1.00 per share. Upon execution of the letter of credit, 1,600,000 warrants immediately vested. The remaining 2,400,000 warrants vest quarterly according to the amount of exposure under such letter of credit. Each warrant expires 10 years from the date of issuance.

     On January 30, 1997, the Company established a $2.275 million six-month line of credit, guaranteed by certain stockholders of the Company. In consideration for the guaranty, the Company issued up to 2,275,000 warrants to purchase shares of common stock with an exercise price of $1.00 per share. Upon execution of the line of credit, 910,000 warrants immediately vested. The remaining 1,365,000 warrants vest quarterly according to the amount outstanding under the line of credit. Each warrant expires 10 years from the date of issuance.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the period ended December 31, 1994, and the years ended December 31, 1995 and 1996, have been derived from the audited financial statements of the Company, which are included elsewhere herein. The data should be read in conjunction with the Financial Statements of the Company and the related Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                       Period from Inception
                                 (April 25, 1994  Year Ended      Year Ended
                                 to December 31,   December 31,   December 31,
                                     1994/1/          1995          1996

STATEMENT OF OPERATIONS DATA:
Total operating revenues            $760,985    $  36,159,018     $68,589,101
Total operating expenses           4,274,275       48,225,313      92,503,417
Operating Loss                    (3,513,290)     (12,066,295)    (23,914,316)
Total other income (expense), net     70,833         (129,235)     (1,893,754)
Net loss                         $(3,442,457)   $ (12,195,530)  $ (25,808,070)
Net loss per share (2)           $     (0.70)   $       (1.65)   $      (2.85)
Weighted average common and
common equivalent shares
outstanding (2)                    4,907,377        7,395,921       9,056,888

OPERATING DATA: (3)
Revenue passenger miles (RPMs)     6,515,183      290,030,187     667,845,140
Available seat miles (ASMs)       15,251,200      562,340,660   1,090,058,358
Load factor                            42.75%           51.58%          61.27%
Break-even load factor (4) (5)        100.02%           69.90%          83.83%
Passenger yield per RPM              $0.1139          $0.1172         $0.0973
Total revenue per ASM                $0.0499          $0.0643         $0.0629
Operating cost per ASM (4)           $0.1139          $0.0855         $0.0848
Block hours flown                        441           14,781          24,721
Average flight length (miles)            464              372             530
Operating cost per block hour (4)     $3,948           $3,260          $3,740
Aircraft in service (end of period)        2                7               8
Airports served (end of period)            3                9              15

BALANCE SHEET DATA:
Cash and cash equivalents         $1,126,809       $3,491,640        $402,083
Working capital (deficiency)     $(1,297,439)     $(4,172,305)   $(21,296,881)
Property and equipment, net       $2,588,892       $4,550,818      $5,049,658
Total assets                      $6,191,439      $16,425,698     $20,318,247
Total stockholders' equity
  (deficit)                       $2,576,023      $3,544,633     $(13,238,017)

_____________
/1/ The Company's flight operations commenced December 4, 1994. Prior to that time, the Company was in the development stage.
/2/  See Note 1 of Notes to Financial Statements.
/3/ "REVENUE PASSENGER MILES" or "RPMS" represents the aggregate amount of miles flown by revenue passengers. "AVAILABLE
     SEAT MILES" or "ASMS" represents the number of seats available for passengers multiplied by the number of miles those seats are flown. "BREAK-EVEN LOAD FACTOR" represents the percentage of RPMs that must be flown for the airline to break-even after operating and interest expenses assuming non-passenger operations, primarily mail, operate at break-even. Break-even load factor is calculated by taking total expenses, minus non-passenger revenue, divided by ASMs, divided by passenger yield per RPM. "PASSENGER YIELD RPM" represents the total passenger revenue divided by RPMs.
     "TOTAL REVENUE PER ASM" represents total revenues divided by total available seat miles. "OPERATING COST PER ASM" represents operating expenses divided by total available seat miles. "BLOCK HOURS FLOWN" represents the time between aircraft gate departure and aircraft gate arrival. "AVERAGE FLIGHT LENGTH" represents aircraft miles flown divided by the number of departures.
/4/  Excludes $122,159 and $41,903 for the years ended December
     31, 1995 and 1996, respectively, of nonrecurring, noncash compensation expense relating to stock options granted to certain directors and key employees of the Company.
/5/ Excludes $1,833,335 of noncash deferred debt issuance cost amortization for the year ended December 31, 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient, scheduled jet service to attractive destinations in established markets in the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737-200 jet aircraft operating two daily flights each way between Kansas City and Denver and two daily flights each way between Denver and Salt Lake City. As of December 31, 1996, the Company operates a total of six leased Boeing 737-200 jet aircraft and two leased Boeing 737-300 jet aircraft, which provide 63 daily weekday flights serving Kansas City, Atlanta, Dallas/Fort Worth, Denver, Des Moines, Fort Meyers, Las Vegas, Los Angeles, Miami, Minneapolis/Saint Paul, Orlando, San Francisco, Tampa/Saint Petersburg and Wichita. The following chart indicates the expansion of service from December 4, 1994 through February 28, 1997.

                                Number
                  Total Number  of Daily
                  of Aircraft   Weekday      As of Month End
                   in Service    Flights      New Cities Added

1994
 December. . . . .      2              8     Kansas City, Denver,
                                             Salt Lake City (2)
1995
 January . . . . . . . .4             28     Dallas/Fort Worth,
                                             Milwaukee /1/
 February. . . . . . . .4             24     --
 March . . . . . . . .  5             26     --
 April . . . . . . . . .5             32     Wichita
 May . . . . . . . . . .5             34     Des Moines, Minneapolis/Saint Paul
 June. . . . . . . . . .5             34     --
 July. . . . . . . . . .5             34     --
 August. . . . . . . . .5             40     Chicago-Midway
 September . . . . . . .5             40     --
 October . . . . . . . .5             40     --
 November. . . . . . . .5             40     --
 December. . . . . . . .7             44     San Francisco
1996
 January . . . . . . .  7             46     --
 February. . . . . . . .8             46     --
 March . . . . . . . . .8             48     Los Angeles
 April . . . . . . . . .8             50     --
 May . . . . . . . . .  8             50     --
 June. . . . . . . . . .8             58     --
 July. . . . . . . . . .8             58     --
 August. . . . . . . .  8             55     --
 September . . . . . . .8             49     --
 October . . . . . . . .8             44     Cincinnati /3/, Seattle /4/,
                                             Phoenix /5/
 November. . . . . . . .8             50     --
 December. . . . . . . .8             63     Atlanta, Fort Meyers,
                                             Las Vegas, Miami,
                                             Orlando, Tampa
1997 (6)
   January . . . . . . .8             63      --
   February. . . . . . .8             63     --

/1/ Milwaukee service terminated effective March 26, 1995. /2/ Salt Lake City service terminated effective December 2, 1996.
/3/ Cincinnati service terminated effective November 19, 1996. /4/ Seattle service terminated November 19, 1996. /5/ Phoenix service terminated effective December 20, 1996. /6/ On March 11, 1997, the Company issued a press release announcing a schedule change which among other things, involved the seasonal termination of service to Miami and Fort Meyers, Florida.

     The Company's operating revenues are derived principally from the sale of airline transportation services to passengers and are recognized when transportation is provided. Total operating revenues are primarily a function of fare levels and the number of seats sold per flight. The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to operating revenues, and low profit margins. The Company's principal business strategy is to provide airline services where its low operating costs permit profitable operations.

     The primary factors expected to affect the Company's future operating revenues are the Company's ability to offer and maintain competitive fares, the reaction of existing competitors to the continuation or commencement of operations by the Company in a particular market (including changes in their fare structure and schedule), the possible entry of other low-fare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-cost carriers, passengers' perceptions regarding the safety of low-cost carriers and general economic conditions. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided and rent for gates and other facilities. The Company has a limited history of operations and since its inception on April 25, 1994 has experienced significant losses. As of December 31, 1996, the Company had an accumulated deficit of $41.4 million and stockholders' deficit of $13.2 million. As disclosed in the audited financial statements, the Company had a net loss of approximately $25.8 million and net cash flows used in operating activities amounting to approximately $14.6 million for the year ended December 31, 1996. Additionally, at December 31, 1996, current liabilities exceeded current assets by $21.3 million.
As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to predict the future operating results of the Company.

     The Company is dependent upon equity and debt financings from third parties or from its principal stockholders. The Company anticipates completing a $10.0 million private placement in April 1997. There can be no assurance as to the availability of further financings. Management's plans include raising additional capital and securing additional bank financings to fund ongoing operations and the possible expansion of operations, there can be no assurance the Company will be successful in this regard.

     In January 1997, the Company entered into a $2.275 million line of credit guaranteed by certain stockholders. In addition, one of the Company's principal stockholders established a $4.0 letter of credit facility in favor of the Company's credit card processor. In connection with these agreements, the Company issued up to 2,275,000 warrants to the stockholders who guaranteed the line of credit and up to 4,000,000 warrants to the stockholder who established the letter of credit to purchase shares of the Company's common stock at an exercise price of $1.00. Upon execution of the line of credit and letter of credit agreements, the Company issued 910,000 and 1,600,000 warrants, respectively, that vested immediately. The fair value related to each warrant issuance, totaling $1,100,000 related to the line of credit and $1,900,000 related to the letter of credit, was recorded in other assets and is being amortized over the term of each agreement. As a result of these agreements, the Company will record deferred debt issuance cost amortization of approximately $329,000 in the first quarter of 1997, $375,000 per quarter through the fourth quarter of 1998, and $46,000 in the first quarter of 1999. The remaining warrants related to each agreement vest quarterly and the number is determined based on certain formulas, as defined in each agreement. The estimated fair value of the warrants that will vest each quarter will be determined based on the then current stock prices. The fair value determined will be recorded in other assets and will be amortized to expense over the remaining term of the agreements.

     Typically, airlines experience reduced demand for service at various times during the fall and winter. Within these periods, an airline may experience variations in passenger demand based on its particular routes and passenger demographics. Due to the Company's limited history it is unable to predict if, and to what extent, seasonal variations in its operations will differ from those of the airline industry generally. During its first two full years of operations, however, the Company experienced reduced demand during the fall and winter with adverse effects on operating revenues, operating expenses, operating results and cash flow.

     Certain amounts and percentages disclosed in management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1995 have been changed to conform to the 1996 presentation.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1995

     OPERATING REVENUES

     Total operating revenues increased approximately 89.7% from approximately $36.2 million for the year ended December 31, 1995 to approximately $68.6 million for the year ended December 31, 1996. This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights off-set by the drop in passenger yield per revenue passenger mile. At December 31, 1995, the Company operated 44 daily weekday flights with seven aircraft and during the year then ended added service to Dallas/Fort Worth, Milwaukee, Wichita, Des Moines, Minneapolis/Saint Paul, Chicago-Midway and San Francisco. Service to Milwaukee terminated in March 1995.
At December 31, 1996, the Company operated 63 daily flights with eight aircraft, having added service to Los Angeles, Cincinnati, Seattle, Phoenix, Atlanta, Fort Meyers, Las Vegas, Miami, Orlando and Tampa during the year. Service to Salt Lake City, Cincinnati, Seattle and Phoenix terminated in November and
December of 1996.   Total available seat miles ("ASMs") increased
approximately 93.8%, from approximately 562.3 million during the year ended December 31, 1995 to approximately 1,090.1 million during the year ended December 31, 1996. Revenue passenger miles ("RPMs") increased approximately 130.3% from approximately 290.0 million during the year ended December 31, 1995 to approximately
667.8 million during the year ended December 31, 1996. The increase in ASMs was primarily attributable to an increase in the number of jet aircraft in service throughout the year, the number of daily flights and the addition of destinations with greater flight lengths. The increase in RPMs was primarily attributable to an increase in the number of daily flights, an increase in the number of passengers on those flights and the addition of destinations with greater flight lengths. Load factor increased from approximately 51.6% for the year ended December 31, 1995 to approximately 61.3% for the year ended December 31, 1996. This increase was primarily the result of adjustments in capacity to meet market demand, increases and changes in the number of city pairs served, reduced fares, and an increase in market awareness of the Company's service.

     Passenger yield per RPM decreased approximately 17.0% from approximately 11.7 cents for the year ended December 31, 1995 to approximately 9.7 cents for the year ended December 31, 1996. The Company believes this decrease was partially attributable to the Valujet and Trans World Airlines accidents in May 1996 and July 1996, respectively. During the four week period after each accident, call volume at the Company's reservation center declined substantially. As a result, the Company's revenue/yield management fare system offered customers seats at reduced fares. In other words, the Company had to discount fares to stimulate travel in existing markets during a seasonally strong sales period. The Company's favorable load factors remained unchanged, but at the cost of reduced passenger yields. The expansion of service to new markets also contributed to the decrease in yield experienced by the Company in 1996. The Company also offered promotional fares on its new city pairs throughout the year ended December 31, 1996, and these new routes accounted for approximately 48% of the system-wide RPMs during 1996. The Company terminated service in late 1996 to three cities in which the Company had offered promotional fares. During 1996, the Company attempted to increase fares in mature markets in order to improve passenger yield. The Company can not predict future fare levels, which depend to a substantial extent on actions of competitors. When the sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness. The factors which decreased yield were offset by the increase yield in the first half of 1996 as a result of the absence of the ticket tax. The benefit received by the Company from the expiration of the ticket tax cannot precisely be determined. The ticket tax was reinstated in August 1996, the tax lapsed as of December 31, 1996, and Congress reinstated the ticket tax as of March 7, 1997 with the tax scheduled to lapse again on September 30, 1997.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations.
For a period of 90 days (180 days as of March 24, 1997) after the flight date, the customer may use the value of the unused reservation for transportation, less a $50 ($25 through October
1996) service charge. These operating revenues were approximately $697,000 (approximately 1.9% of total operating revenue) and approximately $2.1 million (approximately 3.1% of total operating revenues) in the year ended December 31, 1995 and the year ended December 31, 1996, respectively. The increase in cancellation and change fee revenue as a percent of passenger revenue was primarily attributable to the increase in the number of daily flights and the number of passengers. The Company began carrying mail for the United States Postal Service during the first quarter of 1995. Mail revenue increased approximately
93.0% from approximately $484,000 in the year ended December 31, 1995 to approximately $933,000 in the year ended December 31, 1996.

     OPERATING EXPENSES

     Expenses are generally categorized as related to flying operations, aircraft fuel, maintenance, passenger service, aircraft and traffic servicing, promotion and sales, general and administrative, depreciation and amortization and other expense, including interest expense and amortization of deferred debt issuance costs, net. The following table sets forth the percentage of total operating revenues represented by these expense categories as well as certain other selected financial data.


                                                        Year Ended December 31,

                                                1995                              1996


                                       Percent               Cents          Percent  Cents
                                           of                 Per            of      Per
                                       Revenues               ASM          Revenues  ASM


Total operating revenues                  100.0%              6.43           100.0%  6.29
Operating Expenses:
     Flying operations                     23.8%              1.53            25.2%  1.59
     Aircraft fuel                         20.0               1.29            23.3   1.47
     Maintenance                           17.8               1.15            23.5   1.48
     Passenger service                      8.0                .52             9.1   .57
     Aircraft and traffic
          servicing                        27.5               1.77            22.2   1.39
     Promotion and sales                   25.6                .49             6.4   .40
     Depreciation and
          amortization                      3.0                .20             2.3   .15
Total operating expenses                  133.3               8.60           134.9   8.49
Total other income
          (expense), net                    (.4)               .00            (2.7)  (.17)
Net loss                                  (33.7%)            (2.17)          (37.6%) (2.37)



     Flying operations expenses include aircraft lease and subservice expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 100.9% from approximately $8.6 million (approximately 23.8% of operating revenues) for the year ended December 31, 1995 to approximately $17.3 million (approximately 25.2% of operating revenues) for the year ended December 31, 1996. The number of departures increased approximately 38.7% from 11,809 for the year ended December 31, 1995 to 16,383 for the year ended December 31, 1996. In addition, the Company leased three additional jet aircraft in late 1995 and early 1996, two of which were newer, more advanced Boeing 737-300 jet aircraft which have a larger capacity and substantially higher lease and insurance costs. In connection with the acquisition of the three planes, the Company hired 30 additional pilots and incurred additional pilot training costs for existing and new pilots.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft.
Aircraft fuel cost increased approximately 121.6% from approximately $7.2 million (approximately 20.0% of operating revenues) for the year ended December 31, 1995 to approximately
$16.0 million (approximately 23.3% of operating revenues) for the year ended December 31, 1996. These fuel expenses represent an increase in the fuel cost per ASM of 0.18 cents or 14.0% from 1.29 cents in the year ended December 31, 1995 to 1.47 cents in the year ended
December 31, 1996 primarily due to an increase in fuel price.
Specifically, the average price increased from $0.61 per gallon in the year ended December 31, 1995 to $0.79 per gallon in the year ended December 31, 1996. The Company's average cost per gallon during the fourth quarter 1996 of $0.84 declined to $0.79 during the first quarter 1997. Approximately one fourth of the fuel price increase was due to a 4.30 cents federal excise tax on domestic fuel consumption that began October 1, 1995.
The Company will continue to seek to pass on significant fuel cost increases to the Company's customers through fare increases as permitted by the then current market conditions, however, there can be no assurance that the Company will be successful in passing on these increased costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 149.6% from approximately $6.4 million (approximately 17.8% of operating revenues) for the year ended December 31, 1995 to approximately $16.1 million (23.5% of operating revenues) for the year ended December 31, 1996. This increase was primarily due to the increase in the fleet size and block hours and cycles flown. For the year ended December 31, 1995, the average fleet size was approximately 5.0 aircraft compared to an average fleet size for the year ended December 31, 1996 of approximately 7.9 aircraft. In late 1995 and early 1996, the Company leased two Boeing 737-300 jet aircraft, which generally are more costly with respect to major scheduled maintenance. In addition, the Company incurred greater lease pool charges for the significant amount of Boeing 737-300 jet aircraft parts held in stock. During 1996, the Company incurred charges related to certain Boeing 737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for three scheduled maintenance checks. The Company also charged approximately $300,000 to maintenance expense in the fourth quarter for the early induction of three aircraft for scheduled maintenance checks in November and December 1996. These scheduled maintenance checks were originally scheduled during the first and second quarters of 1997. This change in the Company's major maintenance schedule corresponded to the major route restructuring completed by the Company in December 1996. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. In addition, the Company accrues the cost of future major scheduled maintenance on a monthly basis. The Company deposits funds with its aircraft lessors to cover a portion of the cost of its future major scheduled maintenance. Finally, the Company significantly increased the capacity of its in-house maintenance department during 1996. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements.
The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at Chicago-Midway and Minneapolis/Saint Paul airports.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately
115.8% from approximately $2.9 million (approximately 8.0% of operating revenues) for the year ended December 31, 1995 to approximately $6.2 million (approximately 9.1% of operating revenues) for the year ended December 31, 1996. This increase was primarily due to the 38.7% increase in the number of departures and the 61.9% increase in number of passengers carried. Passenger service expenses per ASM increased approximately 11.3% from approximately 0.51 cents for the year ended December 31, 1995 to 0.57 cents for the year ended December 31, 1996. This increase per ASM is primarily due to passenger reaccomodation charges necessitated by frequent schedule changes and restructurings in 1996 and operational inefficiencies.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 52.7% from approximately $10.0 million (approximately 27.5% of operating revenues) in the year ended
December 31, 1995 to approximately $15.2 million (approximately
22.2% of operating revenues) in the year ended December 31, 1996.
This increase was primarily due to an increase in the number of cities served and an increase in the number of departures.
Departures increased approximately 38.7% from 11,809 during the year ended December 31, 1995 to 16,383 during the year ended
December 31, 1996, and the average cost per departure increased approximately 10.1% from approximately $843 to approximately $927 in the same periods. The increase in cost per departure was primarily attributable to the additional cost associated with providing service to airports with higher operating costs. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between 1995 and 1996. The decrease of 0.38 cents per ASM was primarily due to a 42% increase in average stage length from 372 miles to 530 miles in 1995 and 1996, respectively.

     Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 69.9% from approximately $9.3 million (approximately 25.6% of operating revenues) in the year ended December 31, 1995 to approximately $15.7 million (approximately 22.9% of operating revenues) in the year ended December 31, 1996. This increase was primarily the result of an increase in cities served, reflecting the Company's practice to increase advertising when new cities are introduced in order to create brand awareness while maintaining stable advertising programs in existing cities. In addition, the Company's reservation operations expanded in May 1996 with the opening of a new reservation center in Lawrence, Kansas. The average promotion and sales cost per passenger increased from $11.88 in the year ended December 31, 1995 to $12.47 in the year ended December 31, 1996. The Company anticipates increased advertising expenses to establish and reinforce its hub operation in Kansas City and to improve brand awareness in its key destination cities in 1997.

     General and administrative expenses include the wages and benefits for the Company's executive and various other administrative personnel, the costs for office supplies, office rent, legal, accounting and other miscellaneous expenses.
General and administrative expenses increased approximately 58.1% from $2.8 million (approximately 7.6% of operating revenues) in the year ended December 31, 1995 to $4.4 million (approximately 6.4% of operating revenues) in the year ended December 31, 1996. The decrease in general and administrative expenses as a percentage of operating revenues and on a per ASM basis was primarily attributable to increased productivity and economies of scale.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 46.1% from approximately $1.1 million (approximately 3.0% of operating revenues) in the year ended December 31, 1995 to approximately $1.6 million (approximately 2.3% of operating revenues) in the year ended December 31, 1996. This increase was primarily a result of improvements to new and existing aircraft and costs associated with modifications of the Company's reservation system as well a full year of depreciation and amortization charged in 1996 on 1995 additions.

     Other income (expense), net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with a guarantee of a bank line of credit executed in July 1996, the Company issued certain stockholders (the guarantors) warrants to purchase an aggregate of up to 656,250 shares of common stock at a weighted-average exercise price of $6.65 per share. Accordingly, the estimated fair value of the warrants issued of $1,850,000 was recorded in other current assets as deferred debt issuance costs and was amortized to expense over the term of the line which expired January 1997. Interest income increased during the year ended December 31, 1996, as a result of greater average interest bearing cash balances compared to 1995. Interest expense decreased during the year ended December 31, 1996, as a result of lower average borrowings during the year as compared to 1995.

YEARS ENDED DECEMBER 31, 1996 AND 1995 COMPARED TO PERIOD ENDED
DECEMBER 31, 1994

     The Company began flight operations on December 4, 1994, operating a total of 28 days during the fourth quarter of 1994.
As a result, any comparison of the years 1996 and 1995 with the 1994 period would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from (i) the initial private sale of equity securities, which raised an aggregate of approximately $6.0 million, (ii) the initial public offering of its Common Stock, which raised approximately $13.0 million in November 1995, and (iii) the private sale of units of securities, each unit consisting of one share of common stock and one redeemable common stock purchase warrant, which raised aggregate net proceeds of approximately
$7.1 million in August and September 1996. During December 1996 and the first quarter of 1997, the Company received interim borrowings of $10.0 million from its principal stockholders. The Company utilized $3.375 million of these borrowings to repay an outstanding line of credit as described below. In April 1997, the Company expects to complete a $10.0 million private placement of units of securities, each unit consisting of one share of common stock and two redeemable common stock purchase warrants. The Company anticipates the net proceeds from this private placement will be utilized to pay down all outstanding interim borrowings with the principal stockholders of the Company. In addition, the Company has utilized and continues to utilize current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected.

     In August 1996, the Company established a $5.0 million six-month line of credit. The line of credit was guaranteed by certain principal stockholders of the Company. The Company used the proceeds of the line of credit primarily to reduce past due accounts payable balances, provide for scheduled engine maintenance repairs and increase its restricted cash account balance held by its credit card processor. Borrowings accrued interest at the prime rate as published in The Wall Street Journal. On January 30, 1997, the Company repaid the remaining $3.375 million of the $5.0 million credit facility with interim borrowings as described above from principal stockholders of the Company who guaranteed the credit facility. On January 30, 1997, the Company replaced $1.625 million of the $5.0 million credit facility with a $2.275 million six-month line of credit, guaranteed by certain of the Company's stockholders. Upon execution of the line of credit, the Company issued 910,000 warrants at an exercise price of $1.00 per share that vested immediately. The remaining 1,365,000 warrants vest quarterly according to the amount of borrowings against the line, as defined in the agreement. Each warrant expires 10 years from the date of issuance. There can be no assurance that a replacement line of credit will be available on acceptable terms, if at all prior to its maturity. In the event that the Company is unable to replace the line of credit prior to July 30, 1997, the Company would be required to utilize available cash balances which would materially adversely affect the Company's then current cash position.

     On January 17, 1997, one of the Company's principal stockholders agreed to established a two year $4.0 million letter of credit on behalf of the Company in favor of the Company's credit card processor in order to reduce required restricted cash balances with the Company's credit card processor. Upon execution of the letter of credit, the Company issued 1,600,000 warrants at an exercise price of $1.00 per share that vest
immediately.   The remaining 2,400,000 warrants vest quarterly
according to the amount of exposure under such letter of credit, as defined in the agreement. Each warrant expires 10 years from the date of issuance. The Company anticipates it will need to place additional restricted cash deposits of approximately $2.5 million during the next six months with the Company's credit card processor to secure its increased exposure due to increased advance ticket sales. The Company is in discussions with its principal stockholder with respect to increasing the letter of credit in order to secure its increased exposure. In the event the letter of credit in not increased the Company will need to utilize cash from operations to secure its credit card processor. There can be no assurance that the Company's principal stockholders will increase the letter of credit or that the Company's use of cash from operations to secure the credit card processor will not have a material adverse effect on the Company's liquidity.

     During 1996, and through March 10, 1997, the Company has not generated sufficient passenger revenue to provide for its operational cash needs. As a result, in December 1996, the Company completed a significant route restructuring including the introduction of non-stop service to six new cities as well as one-stop service to two additional cities. This route restructuring refocused the Company's strategy by creating a Kansas City hub. The Company anticipates generating sufficient cash flow from operations through the third quarter of 1997. The Company's ability to raise additional capital through equity or debt financings that may be required for operations or expansion during 1997 will likely be dependent upon the Company's ability to operate at profitable levels during the second and third quarters of 1997. There can be no assurance that management's restructuring efforts or its ability to provide for the necessary cash requirements of the Company will be successful. Even if the Company is successful in restructuring operations and completing the anticipated $10.0 million private placement, there can be no assurance that management can provide for the Company's capital requirements that may be necessary during the remainder of 1997.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through December 1997 will cost approximately $4.3 million of which $2.1 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. The Company expects to expend approximately $2.8 million on various capital expenditures, the majority of which relate to improvements to existing aircraft, consolidating the Company's Kansas City operations in a new terminal and leasing 737-200 jet aircraft to replace the 737-300 jet aircraft scheduled to be returned in May and July 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the financial statements and schedules and Report of Independent Auditors included later in this report under Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 29, 1997, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 29, 1997, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 29, 1997, contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Executive Compensation and Stock Option Committee Report" and "Company Performance").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 29, 1997, contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 29, 1997, contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
REPORTS ON FORM 8-K

     (a)  Financial Statements.

          (1)  Audited Financial Statements:

          Independent Auditors' Report . . . . . . . . . . .             27

          Balance Sheets -
          December 31, 1996 and December 31, 1995. . . . . .             28

          Statements of Operations for the years
          ended December 31, 1996 and 1995, and
          for the period from April 25, 1994 (date
          of inception) to December 31,1994. . . . . . . . .             30

          Statements of Stockholders' Equity (Deficit)
          for the years ended December 31, 1996 and 1995,
          and for the period from April 25, 1994 (date of
          inception) to December 31, 1994. . . . . . . . . .             31

          Statements of Cash Flows for the years ended
          December 31, 1996  and 1995, and for the period
          from April 25, 1994 (date of inception) to
          December 31, 1994. . . . . . . . . . . . . . . . .             32

          Notes to Financial Statements  . . . . . . . . . .             34

          (2) The following financial statement schedule is included herein:

          Schedule II - Valuation and Qualifying Accounts . .            50

          All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (3) The exhibits required to be filed by this item are set forth in paragraph (c) below:

     (b)  Reports on Form 8-K.

          On October 22, 1996, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company on October 14, 1996 announcing the resignation of Russell W. Meyer, Jr. from the Company's Board of Directors. This item was reported under Item 5 of Form 8-K rather than Item 6 because Mr. Meyer's resignation was not the result of a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

          On November 4, 1996, the Company filed a report on Form 8-K under Item 5-Other Events regarding a press release issued by the Company on November 1, 1996 announcing
          that Robert         J. McAdoo, Chief Executive Officer
          and President of the Company and Chairman of the Board resigned effective November 1, 1996. Mr. McAdoo will continue as a director of the Company. The Board of Directors has named John P. Tague as Chief Executive Officer and President and Chairman of the Board of Directors. Mr. Tague currently is Chief Executive Officer and President and Chairman of the Board of Air South Airlines, Inc. Mr. Tague will continue in his positions as Chief Executive Officer and President and Chairman of the Board of Directors of Air South.

          On December 11, 1996, the Company filed a report on Form 8-K under Item 5-Other Events regarding a press release issued by the Company on December 9, 1996 announcing that the Company was informed by the Nasdaq Stock Market that it did not meet the minimum net worth requirements for continued listing on the Nasdaq SmallCap Market, and that effective with the close of business on Friday December 13, 1996 the Company's common stock will no longer be eligible for continued listing on the Nasdaq SmallCap Market. When the Company's common stock is delisted, trading of the Company's common stock will be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets."

          On February 6, 1997, the Company filed a report on Form 8-K under Item 5- Other Events regarding a press release issued by the Company on February 5, 1997 announcing the resignation of Kenneth J. Wagnon and Sharol Raspberry from the Company's Board of Directors. This item was reported under Item 5 of Form 8-K rather than Item 6 because Mr. Wagnon and Ms. Raspberry's resignations were not the result of a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

          On March 6, 1997, the Company filed a report on Form 8-K under Item 5 - Other Events regarding the Special Meeting of Stockholders of the Company held on March 3, 1997, where a majority of the holders of common stock approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 16,000,000 to 51,000,000 shares and to increase the number of authorized shares of the Company's common stock, par value $.001 per share, from 15,000,000 to 50,000,000 shares.

     (c)  Exhibits.

          3.1 Restated Certificate of Incorporation, as amended of Registrant.

          3.2 By laws of Registrant, as amended to date (filed as Exhibit 3.2 with Amendment No. 2 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

          10.1 Registrant's 1994 Stock Option Plan, as amended to date (filed as Exhibit 10.1 to the Registrant's Registration Statement No.
                 33-96884 and incorporated herein by  reference).

          10.2 Form of Incentive Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's
                 Registration Statement No. 33-96884 and
                 incorporated herein by reference).

          10.3   Form of Nonstatutory Stock Option Agreement
                 (filed as Exhibit 10.3 to the Registrant's
                 Registration Statement No. 33-96884 and
                 incorporated herein by reference).

          10.4   Form of Employee Stock Purchase Plan (filed as
                 Exhibit 10.4 to the Registrant's Registration
                 Statement No. 33-96884 and incorporated herein by reference).

          10.5 Registrant's 401(k) Plan (filed as Exhibit 10.4 to the Registrant's Registration Statement No.
                 33-96884 and incorporated herein by reference).

          10.6 Form of Registrant's Profit Sharing Plan (filed as Exhibit 10.6 to the Registrant's
                 Registration Statement No. 33-96884 and
                 incorporated herein by reference).

          10.7 Aircraft Lease Agreement, dated as of December 8, 1994, between US Air, Inc. and Registrant, along with Lease Supplements Nos. 1, 2, 3 and 4 (filed as Exhibit 10.7 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

          10.8   Supplementary Lease Agreement, dated as of
                 October 28, 1997, between US Air, Inc. and
                 Registrant (filed as Exhibit 10.8 to the
                 Registrant's Registration Statement No.
                 33-96884 and incorporated herein by reference).

          10.9   Modification to Aircraft Lease Agreement, dated
                 September 1, 1995, between US Air, Inc. and
                 Registrant (filed as Exhibit 10.9 to the
                 Registrant's Registration Statement No.
                 33-96884 and incorporated herein by reference).

          10.10 Acknowledgment and Consent of the Registrant regarding assignment of Aircraft Lease
                 Agreement between US Air, Inc. and Registrant.

          10.11  Aircraft Lease Agreement, dated as of December
                 6, 1994, between EA 727, Inc. and Registrant
                 (filed as Exhibit 10.10 to the Registrant's
                 Registration Statement No. 33-96884 and
                 incorporated herein by reference).

          10.12  Computer Software Nonexclusive License
                 Agreement, dated as of September 14, 1994, between Morris Air Corporation and the Registrant (filed as Exhibit 10.11 to the
                 Registrant's Registration Statement No.
                 33-96884 and incorporated herein by reference).

          10.13  Lease, dated September 27, 1994, between the
                 Gerson Company and Registrant, as amended to date (filed as Exhibit 10.13 to the Registrant's Registration Statement No.
                 33-96884 and incorporated herein by reference).

          10.14 Shopping Center Lease, dated February 28, 1996, between the Registrant and Southern Hills Center, L.L.C. (filed as Exhibit 10.31 to the Registrant's Form 10-K for the year ended December 31, 1995).

          10.15  Form of Second Amended and Restated Investors'
                 Rights Amendment (filed as Exhibit 10.16 to the
                 Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

          10.16  Second Amendment and Restated Warrant Purchase
                 Agreement among Registrant and certain of its stockholders (filed as Exhibit 10.18 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

          10.17 Form of Amended and Restated Warrant for the Purchase of Shares of Series B Preferred Stock (Amended Warrant) (filed as Exhibit 10.19 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

          10.18 Aircraft Sublease Agreement B, dated December 31, 1995, between the Registrant and Aloha Airlines, Inc. (filed as Exhibit 10.28 to the Registrant's Form 10-K for the year ended December 31, 1995).

          10.19 Aircraft Sublease Agreement D, dated January 18, 1996, between the Registrant and Aloha Airlines, Inc. (filed as Exhibit 10.29 to the Registrant's Form 10-K for the year ended December 31, 1995).

          10.20 Aircraft Lease Agreement, dated December 11, 1995, between the Registrant and Mimi Leasing Corporation (filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995).

          10.21  Reimbursement Agreement, dated as of December
                 31, 1996, by and among Registrant and Hambrecht
                 & Quist California, a wholly owned subsidiary of Hambrecht & Quist Group.

          10.22  Security Agreement, dated as of December 31,
                 1996, by Registrant in favor of Hambrecht &
                 Quist California.

          10.23 Amended and Restated Reimbursement Loan Note in the amount of $4,000,000.

          10.24  Warrant for the purchase of shares of Common
                 Stock issued to Hambrecht & Quist California.

          10.25  Merchant Agreement, dated as of February 27,
                 1997, by and between Registrant and Michigan
                 National Bank.

          10.26 Amendment to Merchant Agreement, dated as of February 6, 1997, by and between Registrant.

          10.27 Agreement, dated as of January 30, 1997, by and between Registrant and Commerce Bank, N.A.
                 (Wichita, KS) and certain stockholders of the Registrant.

          10.28  Line of Credit Note in the amount of
                 $2,275,000.

          10.29  Warrant Purchase Agreement, dated as of January
                 30, 1997.

          10.30  Form of Warrant to purchase shares of Common
                 Stock in connection with the Commerce Bank Line of Credit.

          11.1   Statement regarding computation of net income
                 (loss) per common share.

          21.1   List of Subsidiaries of Registrant (filed as
                 Exhibit 21.1 to the Registrant's Registration
                 Statement No. 33-96884 and incorporated herein by reference).

          23.1   Consent of Ernst & Young, LLP.

          24.1 Power of Attorney (included on the signature page of this Form 10-K) .

          27     Financial Data Schedule.

     (d)  Financial Statement Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                  Report of Independent Auditors

The Board of Directors and Stockholders
Vanguard Airlines, Inc.

We have audited the accompanying balance sheets of Vanguard Airlines, Inc. (the Company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995 and for the period from April 25, 1994 (date of inception) to December 31, 1994. Our audits also included the financial statement schedule listed on the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Airlines, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period from April 25, 1994 (date of inception) to December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $25,808,070 and net cash flows used in operating activities amounted to $14,559,507 for the year ended December 31, 1996 and, at December 31, 1996, current liabilities exceed current assets by $21,296,881. As a result, the Company has been dependent upon financing from its principal stockholders, which during the period from January 1, 1996 through March 10, 1997, included $7,115,508 in equity and $11,400,000 in short-term loans. There is no assurance as to the availability of further financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kansas City, Missouri                             ERNST & YOUNG
LLP
March 10, 1997

                     Vanguard Airlines, Inc.
Balance Sheets


                                                             December 31
                                                        1996            1995
ASSETS
Current assets:
 Cash and cash equivalents                             $402,083     $3,491,640
 Restricted cash                                      1,822,998      -
 Accounts receivable, less allowance
   for doubtful accounts of $230,000
   in 1996 ($197,000 in 1995)                         3,454,418      1,271,245
 Inventory                                              673,338        338,119
 Prepaid expenses and other
   current assets                                     3,356,374      2,215,579

Total current assets                                  9,709,211      7,316,583


Property and equipment, at cost:
 Aircraft improvements and
   leasehold costs                                    3,731,046      3,409,633
 Reservation system and
   communication equipment                            1,516,440        884,939
 Other property and equipment                         2,404,121      1,420,610

                                                      7,651,607      5,715,182
 Less accumulated depreciation
   and amortization                                 (2,601,949)      (1,164,364)

                                                      5,049,658      4,550,818


Other assets:
 Supplemental maintenance deposits                    2,233,988      2,216,571
 Leased aircraft deposits                             1,506,000      1,506,000
 Fuel and security deposits                           1,093,185        820,213
 Other                                                  726,205         15,513

                                                      5,559,378      4,558,297

Total assets                                        $20,318,247    $16,425,698

                                                          December 31
                                                  1996             1995
Liabilities and stockholders'
 equity (deficit)
Current liabilities:
 Line of credit                                $5,000,000              $-
 Notes payable to related parties               2,500,000               -
 Accounts payable                               8,404,196       3,400,288
 Accrued expenses                               3,652,162       2,303,377
 Accrued maintenance                            4,684,550       3,422,513
 Air traffic liability                          6,609,609       2,260,721
 Current portion of capital
   lease obligations                              155,575         101,989

Total current liabilities                      31,006,092      11,488,888

Accrued maintenance, less
  current portion                               2,547,088       1,306,044

Capital lease obligations,
  less current portion                              3,084          86,133

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, $.001 par value:
  Authorized shares - 1,000,000 in
  1996 and 1995 None issued and
  outstanding                                           -               -
 Common stock, $.001 par value:
  Authorized shares - 15,000,000
  in 1996 and 1995 Issued and
  outstanding shares - 9,982,452
  in 1996 (8,524,376 in 1995)                       9,982           8,524
 Additional paid-in capital                    28,283,996      19,301,937
 Accumulated deficit                         (41,446,057)    (15,637,987)

                                             (13,152,079)       3,672,474
  Deferred stock compensation                       (85,938)   (127,841)

Total stockholders' equity
  (deficit)                                     (13,238,017)  3,544,633

Total liabilities and
  stockholders' equity (deficit)                 $20,318,247 $16,425,698


See accompanying notes.

                     Vanguard Airlines, Inc.
                     Statements of Operations



                                                                         Period from
                                                                         April 25,
                                        Year Ended December 31,            1994 to
                                                                         December 31,
                                           1996          1995             1994

Operating revenues:
 Passenger revenue                     $64,977,645  $33,980,209             $741,898
 Other                                   3,611,456    2,178,809               19,087

Total operating revenues                68,589,101   36,159,018              760,985

Operating expenses:
 Flying operations                      17,306,500    8,615,286            1,215,454
 Aircraft fuel                          16,005,041    7,223,040              287,455
 Maintenance                            16,074,921    6,440,702              383,965
 Passenger service                       6,245,678    2,894,113              275,656
 Aircraft and traffic
   servicing                            15,193,426    9,950,014              332,469
 Promotion and sales                    15,722,822    9,253,974              545,404
 General and administrative              4,371,150    2,764,313            1,153,379
 Depreciation and amortization           1,583,879    1,083,871               80,493

Total operating expenses                92,503,417   48,225,313            4,274,275

Operating loss                        (23,914,316) (12,066,295)          (3,513,290)

Other income (expense):
 Deferred debt issuance cost
  amortization                           (1,833,335)            -                    -
 Interest income                           135,309       88,368               73,189
 Interest expense                        (195,728)    (217,603)              (2,356)

Total other income
  (expense), net                       (1,893,754)    (129,235)               70,833

Net loss                             $(25,808,070)$(12,195,530)         $(3,442,457)


Net loss per share                         $(2.85)      $(1.65)               $(.70)

Weighted average common and
 common equivalent shares
 outstanding                             9,056,888    7,395,921            4,907,377



See accompanying notes.



                            Statements of Stockholders' Equity
                                  Vanguard Airlines, Inc.
                       Statements of Stockholders' Equity (Deficit)


                                                        Convertible Preferred Stock                 Common Stock
                                                 Series A                       Series B
                                        Shares             Amount         Shares    Amount       Shares             Amount
Balance at April 25, 1994
 (date of inception)                      --              $     --          --  $     --             --             $    --
 Issuance of common
     stock for cash                       --                    --          --        --        433,333                 433
 Issuance of preferred
     stock for cash                2,000,000                 2,000          --        --             --                  --
 Issuance of preferred
     stock for cash                       --                    --   3,641,043     3,641             --                  --
 Net loss                                 --                    --          --        --             --                  --
Balance at
 December 31, 1994                 2,000,000                  2,000  3,641,043      3,641       433,333                 433
 Issuance of warrants                     --                    --          --        --             --                  --
 Issuance of compensatory
     options                              --                    --          --        --             --                  --
 Amortization of
     deferred stock
     compensation                         --                    --          --        --             --                  --
 Conversion of preferred
     stock to common
     stock                        (2,000,000)               (2,000)  (3,641,043)    (3,641)     5,641,043               5,641
 Issuance of common
     stock in
     public offering                      --                    --          --        --      2,400,000               2,400
 Exercise of stock
     options                              --                    --          --        --         50,000                  50
 Net loss                                 --                    --          --        --            --                   --
Balance at
 December 31, 1995                        --                    --          --        --      8,524,376               8,524
 Issuance of warrants                     --                    --          --        --             --                  --
 Amortization of
     deferred stock
     compensation                         --                    --          --        --             --                  --
 Issuance of common stock
     and warrants in
     private placement                    --                    --          --        --      1,319,774               1,320
 Exercise of stock
     option                               --                    --          --        --        138,302                 138
 Net loss                                 --                    --          --        --             --                  --
Balance at
 December 31, 1996                        --                  $ --          --       $--      9,982,452              $9,982



                                                                                                                              Total
                                     Additional                         Deferred       Stockholder's
                                       Paid            Accumulated       Stock            Equity
                                      Capital             Deficit     Compensation      (Deficit)


Balance at April 25, 1994
 (date of inception)                     $     --            $    --        $ --           $ ---
 Issuance of common
   stock for cash                          12,900                 --          --          13,333
 Issuance of preferred
   stock for cash                       1,998,000                 --          --       2,000,000
 Issuance of preferred
   stock for cash                       4,001,506                 --          --       4,005,147
 Net loss                                      --        (3,442,457)          --     (3,442,457)
Balance at
 December 31, 1994                      6,012,406        (3,442,457)          --       2,576,023
 Issuance of warants                       71,000                 --          --          71,000
 Issuance of compensatory
   options                                250,000                 --   (250,000)              --
 Amortization of
   deferred stock
   compensation                                --                 --     122,159         122,159
 Conversion of preferred
   stock to common stock                       --                 --          --
 Issuance of common
   stock in public offering            12,953,581                 --          --      12,955,981
 Exercise of stock options                 14,950                 --          --          15,000
 Net loss                                      --       (12,195,530)          --
 Balance at
   December 31, 1995                   19,301,937       (15,637,987)   (127,841)       3,544,633
   Issuance of warrants                 1,850,000                 --          --       1,850,000
 Amortization of
   deferred stock
   compensation                                --                 --      41,903          41,903
 Issuance of common stock
   and warrants in a
   private placement                    7,114,188                 --          --       7,115,508
 Exercise of stock
   options                                 17,871                 --          --          18,009
 Net loss                                      --       (25,808,070)          --    (25,808,070)
 Balance at
   December 31, 1996                  $28,283,996      $(41,446,057)   $(85,938)   $(13,238,017)

See accompanying notes.

                      Vanguard Airlines, Inc.
                     Statements of Cash Flows

                                                             Period from
                                                               April 25,
                                   Year Ended December 31,     1994 to
                                                             December 31,
                                    1996            1995         1994

Operating activities
Net loss                       $(25,808,070)  $(12,195,530)  $(3,442,457)
Adjustments to
 reconcile net loss
 to net cash used in
 operating activities:
  Depreciation and
  amortization                     1,583,879      1,083,871        80,493
  Loss on sale and
  disposal of property
     and equipment                         117,954          -          -
   Deferred debt issuance
     cost amortization                   1,833,335     71,000          -
   Compensation related to
     stock options                          41,903    122,159          -
   Provision for
     uncollectible accounts                 32,719    197,000          -
   Changes in operating
    assets and liabilities:
     Restricted cash                   (1,822,998)          -          -
     Accounts receivable               (2,215,892)(1,128,214)  (340,031)
     Inventory                           (335,219)  (331,110)    (7,009)
     Prepaid expenses and
      other current assets             (1,124,130)(1,493,600)  (721,979)
     Accounts payable                    5,937,339  3,395,860      4,428
     Accrued expenses and
      accrued maintenance                3,851,866  3,777,801  1,601,739
     Air traffic liability               4,348,888  1,482,684    607,192
     Deposits and other                (1,001,081)(3,151,578)(1,406,719)

Net cash used in operating
  activities                          (14,559,507)(8,169,657)(3,624,343)

Investing activities
Purchase of property and
  equipment                            (2,958,406)(2,341,478)(1,248,359)
Net cash used in investing
  activities                           (2,958,406)(2,341,478)(1,248,359)

Financing activities
Proceeds from line of
  credit                                 9,700,000  2,000,000          -
Payments on line of
  credit                               (4,700,000)(2,000,000)          -
Proceeds from issuance
  of notes payable
  to related parties                     3,900,000          -          -
Principal payments on
  notes payable
  to related parties                   (1,400,000)          -          -
Proceeds from sale of
  common stock and
  exercise of options,
  net of offering costs                  7,133,517 12,970,981     13,333
Proceeds from sale of
  preferred stock                                -          -  6,005,147
Principal payments on
  notes payable and
  capital lease obligations              (205,161)   (95,015)   (18,969)

Net cash provided by
  financing activities                  14,428,356 12,875,966  5,999,511

                     Vanguard Airlines, Inc.
               Statements of Cash Flows (continued)


                                                              Period from
                                                               April 25,
                                   Year Ended December 31,      1994 to
                                                             December 31,
                                    1996            1995         1994

Net increase (decrease)
 in cash and cash
 equivalents                     $(3,089,557)     $2,364,831   $1,126,809
Cash and cash
 equivalents, beginning
 of period                          3,491,640      1,126,809            -

Cash and cash
 equivalents,
 end of period                       $402,083     $3,491,640   $1,126,809

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
Cash paid during the
 period for interest                 $159,541       $146,603       $2,356

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Capital leases entered
 into for property
 and equipment                       $134,031        $84,267     $223,887

Aircraft improvements
 financed through the
 issuance of notes
 payable                           $1,000,000             $-           $-

Retirement of notes
 payable through sale of
 property and equipment              $958,333             $-           $-

Reduction of accounts
 payable through sale
 of property and equipment           $933,431             $-           $-

Deferred debt issuance
 costs recorded in
 conjunction with
 warrants issued                   $1,850,000        $71,000           $-

Conversion of preferred
 stock to common stock                     $-     $6,005,147           $-

Aircraft leasehold costs
 associated with
 accrued maintenance                       $-       $620,052   $1,203,187

Deferred compensation
 costs associated with
 compensatory stock options                $-       $250,000           $-

See accompanying notes.

1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Vanguard Airlines, Inc. (the Company) was incorporated in Delaware in April 1994. The Company offers low-fare, convenient, short- to medium-haul passenger air transportation service primarily in the Midwestern, Rocky Mountain, western and southeastern regions of the United States, and commenced flight operations on December 4, 1994. During the period from April 25, 1994 (date of inception) to December 3, 1994, the Company was in the development stage and was engaged in raising capital and establishing its business and planned principal operations.

The airline industry is highly competitive primarily due to the effects of the Airline Deregulation Act of 1978, which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to flight frequencies and fares.

The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry has experienced adverse financial results during general economic downturns. The Company's business is also seasonal, which can affect the Company's results of operations from quarter to quarter.

Fuel is a major component of operating expenses for all airlines. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world. The future cost and availability of fuel to the Company cannot be predicted, and substantial sustained price increases or the inability to obtain adequate fuel supplies could have a material adverse effect on the Company's operations and profitability.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

1.  SIGNIFICANT ACCOUNTING POLICIES (...CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash includes cash equivalents that secure the risk of loss exposure estimated by the Company's credit card processor.

ACCOUNTS RECEIVABLE

Accounts receivable are primarily due from major credit card processors and travel agents. These receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

CONCENTRATION OF CREDIT RISK

Although the Company does not expect losses associated with supplemental payments recoverable from aircraft lessors, which are described in Notes 3 and 10, recoverability of these payments is dependent upon the continued financial stability of its four lessors.

INVENTORIES

Inventories of flight equipment, expendable parts, materials, tools, food, beverages and promotional items are carried at cost.
These items are charged to expense when issued for use.

The Company has entered into an agreement with a supplier for consigned parts and supplies for its six Boeing 737-200 and two Boeing 737-300 aircraft. The Company is required to pay a monthly consignment fee, based on the value of the consigned parts, and to replenish any such parts when used with a like part. At December 31, 1996, the Company held consigned parts and supplies of approximately $3,943,000, which are not included in the Company's balance sheet.

PROPERTY AND EQUIPMENT

Depreciation and amortization of aircraft improvements and leasehold costs are provided by the straight-line method over their estimated useful lives or anticipated lease terms of the related aircraft, whichever is shorter, ranging from 17 months to five years. Reservation system and communication equipment and other property and equipment are depreciated on a straight-line


1.  SIGNIFICANT ACCOUNTING POLICIES (...CONTINUED)

basis over the shorter of their estimated useful lives or remaining lease terms ranging from five to seven years.
Amortization of capital leases is included in depreciation and amortization expense.

AIRCRAFT AND ENGINE MAINTENANCE

The Company accounts for aircraft overhaul and major engine maintenance costs using the accrual method. The Company accrues the estimated cost of the next aircraft overhaul based on aircraft utilization. The actual cost of an aircraft overhaul is charged to the accrual, with any deficiency or excess charged or credited to expense. The Company accrues major engine maintenance based on the greater of engine cycles or flight hours times the estimated long-term cost per flight hour or cycle. The actual cost of engine maintenance is charged to the accrual. The cost of routine maintenance is charged to expense as incurred.

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $4,316,000, $2,372,000 and $167,000 for the years ended December 31, 1996 and 1995 and for the period ended December 31, 1994, respectively.

PASSENGER REVENUE RECOGNITION

Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time transportation is provided. However, due to various factors, including a multi-tier ticket pricing structure, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. Actual results could differ from those estimates.

PREOPERATING COSTS

All preoperating costs incurred during the development stage were charged to expense as incurred.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principals Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options, because, as discussed in Note 5, the alternative fair value accounting provided for under the Financial Accounting Standards Board's Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock

1.  SIGNIFICANT ACCOUNTING POLICIES (...CONTINUED)

options. Under APB No. 25, compensation expense is recorded over the related vesting period when the exercise price is less than the estimated fair value of the stock at the date of grant. For the years ended December 31, 1996 and 1995, the Company recorded compensation expense of approximately $42,000 and $122,000, respectively, in general and administrative expenses. The Company recorded no compensation expense related to options in 1994.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. This pro forma information is included in Note 5.

LOSS PER SHARE

In 1996, the computation of net loss per share is based on the weighted average number of common shares outstanding.
Outstanding stock options and warrants were not included in the calculation, as their effect was antidilutive.

In 1995 and 1994, net loss per share is based on the weighted average number of common and preferred shares outstanding and dilutive common stock equivalents during the periods. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and preferred stock issued for consideration below the offering price of $6.00 per share (the Offering Price) and stock options and preferred stock warrants issued with exercise prices below the Offering Price during the 12-month period preceding the initial filing of the Registration Statement have been included in the calculation of common shares, using the Treasury stock method, as if they were outstanding for all periods presented.

INCOME TAXES

The Company utilizes the liability method in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities utilizing enacted rates and laws that will be in effect when the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted cash and supplemental maintenance deposits reported in the balance sheet approximate fair value. Based on the guarantee of the line of credit by certain stockholders of the Company, management believes the carrying amount reported in the balance sheet approximates fair value. As a result of the uncertainties described in Note 2, management is unable to estimate the fair value of the notes payable to related parties at


1.  SIGNIFICANT ACCOUNTING POLICIES (...CONTINUED)

December 31, 1996. The fair values of warrants issued in 1996 and 1997, as described in Notes 7 and 12, were estimated using a discounted Black-Scholes pricing model.

FOURTH QUARTER ADJUSTMENT

During the quarter ended December 31, 1996, the Company adjusted its estimate of the fair value of warrants issued in conjunction with obtaining a bank line of credit in July 1996 (see Note 7). The effect was to increase net loss for the fourth quarter of the year ended December 31, 1996 by approximately $583,000, which relates to the third quarter period.

RECLASSIFICATIONS

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $25,808,070 and net cash flows used in operations amount to $14,559,507 for the year ended December 31, 1996 and, at December 31, 1996, current liabilities exceed current assets by $21,296,881. As a result, the Company has been dependent upon financing from its principal stockholders, which during the period from January 1, 1996 through March 10, 1997, included $7,115,508 in equity and $11,400,000 in short-term loans. There is no assurance as to the availability of further financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include raising additional capital and securing additional bank financing to fund ongoing operations and the possible expansion of operations. Management's plans also include actions designed to achieve long-term profitability, including the reassessment of existing markets, possible expansion into new markets, pricing strategies to maximize operating income and cost controls. During 1996 and through March 10, 1997, the Company did not generate sufficient passenger revenue to provide for its operational cash needs. As a result, in December 1996, the Company completed a significant route restructuring, including the introduction of service to six new cities as well as nonstop service to two additional cities. This route restructuring refocused the Company's strategy by creating
a Kansas City hub.   As discussed in  Notes 7 and 8, the Company
has received interim cash advances from its majority stockholder in the form of demand notes payable in connection with the Company's anticipated placement of a $10.0 million private offering of equity securities in April 1997. In January 1997, the Company

2.  BASIS OF PRESENTATION (...CONTINUED)

also completed a $2,275,000, six-month credit facility with a bank. Management believes these sources of cash will provide for its cash requirements through the first quarter of 1997. The Company anticipates generating sufficient cash flow from
operations through the third quarter of 1997.   The Company's
ability to raise additional cash through equity or debt financings that may be required for expansion during 1997 or operations in the fourth quarter, or earlier, if sufficient cash flows are not generated in the second and third quarters, will be greatly dependent on the Company's ability to operate at profitable levels during the second and third quarters of 1997, as to which there can be no assurance.

There can be no assurance that management's restructuring efforts or its efforts to provide for the necessary cash requirements of the Company will be successful. Even if the Company is successful in restructuring operations and completing the anticipated $10 million private placement, there can be no assurance that management can provide for the Company's cash requirements which may be necessary during the remainder of 1997.

Inability to obtain necessary financing would have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

3.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows as of December 31:

                                                       1996         1995

     Supplemental payments recoverable
       from aircraft lessors (Note 10)             $2,489,270    $713,467
     Prepaid insurance                                255,560     811,005
     Other prepaid expenses                           611,544     691,107

                                                   $3,356,374  $2,215,579


4.  STOCKHOLDERS' EQUITY

In September 1996, the Company completed a private sale of units of securities, each consisting of one share of common stock and one redeemable common stock purchase warrant. In connection with the sale, the Company issued 1,319,774 shares of common stock for aggregate proceeds of approximately $7,116,000, net of offering costs of approximately $184,000. Each redeemable warrant entitles the holder to purchase, at any time over a five-year period commencing after the sale closing, one share of common stock at an exercise price of $6.64. The redeemable warrant exercise price is subject to adjustment under certain circumstances as defined in the warrant agreement. The Company has the right to redeem the warrants at a redemption

4.  STOCKHOLDERS' EQUITY (...CONTINUED)

price of $0.05 per warrant on 45 days' prior notice if the average closing bid price of the Company's common stock equals or exceeds $13.28 for any 20 days within a period of 30 consecutive trading days, as defined by the warrant agreement. Proceeds from the sale were utilized for major scheduled maintenance costs, capital expenditures, working capital requirements and the repayment of notes payable to related parties.

On November 3, 1995, the Company completed the issuance of 2,400,000 shares of common stock at a price of $6.00 per share through an initial public offering, resulting in net proceeds, after underwriting commissions and expenses, of approximately $12,956,000. The net proceeds of this offering were used principally for working capital needs, including reduction of indebtedness, reduction of accounts payable, and expenditures related to the maintenance and expansion of the Company's aircraft fleet. In connection with the offering, the Company issued the underwriter warrants to purchase 240,000 shares of common stock at an exercise price of $7.20. The warrants are exercisable at any time from November 1, 1996 to November 1, 2000.

In May 1994, the Company authorized 5,000,000 shares of preferred stock and subsequently issued and sold 2,000,000 shares of convertible Series A preferred stock (Series A preferred stock). In August 1994, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares of preferred stock from 5,000,000 to 6,000,000, of which 4,000,000 were designated convertible Series B preferred stock (Series B preferred stock). The Company then sold 3,641,043 shares of Series B preferred stock. In March 1995, the Company filed a Certificate of Amendment to increase the number of authorized shares of preferred stock from 6,000,000 to 7,000,000, of which 5,000,000 were designated as Series B preferred stock. The Series A preferred stock and Series B preferred stock were entitled to the same privileges, the only difference being the issuance price of $1.00 and $1.10, respectively. Upon the closing of the Company's initial public offering described above, the Series A preferred stock and Series B preferred stock were automatically converted into an equal number of shares of common stock. At the time of the conversion, there were no declared but unpaid dividends. In addition, pursuant to the Company's Restated Certificate of Incorporation, the number of shares of the Company's authorized preferred stock were reduced from 7,000,000 to 1,000,000 shares.

In March 1997, the Company held a special meeting of stockholders and approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

As of March 10, 1997, the Company has reserved shares of common stock for issuances related to the exercise of outstanding or available stock options and outstanding stock purchase warrants and for shares available under the employee stock purchase plan as follows:

4.  STOCKHOLDERS' EQUITY (...CONTINUED)

                                                                Number
                                                             of Shares
                                                              Reserved

      Stock options (Note 5)                                 3,759,198
      Stock purchase warrants (Notes 4, 7 and 12)            9,025,115
      Employee stock purchase plan (Note 6)                  1,000,000

5.  STOCK OPTIONS

The Company established the Vanguard Airlines, Inc. 1994 Stock Option Plan (the Stock Plan) whereby options for up to 1,700,000 shares may be granted to officers, directors, key employees and consultants to purchase shares of common stock. Vesting and term of these options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of issuance. A summary of stock option activity related to the Stock Plan is as follows:



                                              1996                               1995                          1994
                                         Weighted-                          Weighted-                      Weighted
                                           Average                            Average                       Average
                                          Exercise                           Exercise                      Exercise
                           Options           Price         Options              Price        Options          Price

Outstanding at
 beginning
 of year                   587,000           $0.17         489,500              $0.11              -             $-
Granted                    133,500            8.66         147,500               0.35        589,500           0.11
Exercised                (138,302)            0.13        (50,000)               0.30      (100,000)           0.10
Forfeited                (108,971)            0.93               -                  -              -              -

Outstanding at
 end of year               473,227            2.40         587,000               0.17        489,500           0.11

Exercisable at
 end of year               202,821            2.55         152,719               0.12         17,219           0.11
Weighted-average
 fair value of
 options granted
 during the year                              4.08                               0.84                             -



Exercise prices for options outstanding under the Stock Plan as of December 31, 1996 for options granted prior to November 3, 1995, the date the Company completed an initial public offering, range from $.11 to $.30. Exercise prices for options granted subsequent to November 3, 1995, range from $7.00 to $9.25. The weighted-average remaining contractual life at December 31, 1996 of all outstanding options under the Stock Plan is 8.23 years.

The fair values of options granted after November 3, 1995, were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for

5.  STOCK OPTIONS (...CONTINUED)

1996, including a risk free interest rate of 6.32%, a volatility factor of the expected market price of the Company's common stock of .61, and a weighted-average expected life of the option of
3.21 years.

The fair values of options granted prior to November 3, 1995, were estimated using the Minimum Value option pricing model with the following weighted-average assumptions for 1995, including a risk free interest rate of 6.19% and a weighted-average expected life of four years. Under the Minimum Value model, the volatility factor is excluded. There were no options granted during the period from November 3, 1995 to December 31, 1995. Under both the Black-Scholes and the Minimum Value models, the Company assumed a 0% dividend yield over the expected life of the options.

These models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                                 1996            1995

  Pro forma net loss                        $(25,948,409)   $(12,089,631)

  Pro forma net loss per share                    $(2.87)         $(1.63)

Subsequent to December 31, 1996, in connection with an employment agreement entered into with the president of the Company on November 1, 1996, the president will receive options to purchase up to 200,000 shares of common stock. Each option will have an exercise price of $1.81 and an estimated fair value of $.67. The options will vest over a two-year period from the date employment commenced and have a contractual term of 10 years.




6.  EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 1996, the Company adopted the Vanguard Airlines, Inc. Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, the Company registered 1,000,000 shares of common stock for issuances to participating eligible employees, and withholds a specified amount (at least $20.00 per month and not to exceed 15% of compensation for that particular month) from the paychecks of participating eligible employees. The custodian of the Purchase Plan purchases common stock within five business days of the allocation of the participating employee's contribution. Any employee who has completed ninety
(90) days of employment with the Company is eligible to participate in the Purchase Plan. Common stock is purchased from the Company at 85% of the fair market value of the common stock as determined on the last market trading day prior to the purchase date. Common stock purchased on the open market is paid 85% by the participating employee and 15% by the Company. During 1996, the Company expensed approximately $19,000 for purchases of common stock under the Purchase Plan.

7.  LINES OF CREDIT

On July 30, 1996, the Company entered into a new bank line of credit (the Agreement) that permitted borrowings up to $4,000,000 with interest payable monthly at the prime rate published in The Wall Street Journal. On August 12, 1996, the amount available under the Agreement was increased to $5,000,000. As of December 31, 1996, the Company had borrowed $5,000,000 under the Agreement. The Agreement matured on January 30, 1997 and was subsequently paid off. The Agreement was guaranteed by certain stockholders of the Company (the Guarantors). In connection with the execution of the Agreement and related guarantee, the Company issued the Guarantors warrants to purchase an aggregate of up to 656,250 shares of common stock at a weighted-average exercise price of $6.65 per share. The warrants vested immediately and expire on July 30, 2006. Accordingly, effective July 31, 1996, the estimated fair value of the warrants issued under the Agreement of $1,850,000 was recorded in other current assets as deferred debt issuance costs and is being charged to expense over the term of the Agreement.

In January 1997, the Company entered into another bank line of credit agreement (the New Agreement) that permits borrowings up to $2,275,000 with interest payable monthly at the prime rate published in The Wall Street Journal. The New Agreement matures on June 30, 1997. On January 31, 1997, the Company borrowed $2,275,000 under the terms of the New Agreement, of which $1,625,000 was used to repay amounts outstanding under the Agreement. The New Agreement is guaranteed by certain stockholders of the Company (the New Guarantors). In connection with the execution of the New Agreement and related guarantee, the Company agreed to issue the New Guarantors warrants to purchase an aggregate of up to 2,275,000 shares of common stock. Upon execution of the New Agreement, the Company issued 910,000 warrants at an exercise price of $1.00 per share that vested immediately. Accordingly, effective January 31, 1997, the estimated fair value of the warrants issued of $1,100,000 was recorded in other assets

7.  LINES OF CREDIT (...CONTINUED)

and is being charged to expense over the term of the New
Agreement. The remaining warrants vest quarterly and the number is dependent on the amount of borrowings against the line, as defined in the agreement. Each warrant expires 10 years from the date of issuance.

On March 24, 1995, the Company entered into a bank line-of-credit agreement (the Original Credit Agreement) that permitted borrowings up to $1,500,000 with interest payable monthly at the prime rate as published in The Wall Street Journal plus 1%. In September 1995, the Company amended the Original Credit Agreement to increase the amount available thereunder to $3,000,000 and to extend the maturity to September 30, 1996. In November 1995, the Company elected to terminate the Original Credit Agreement with the bank.

The Original Credit Agreement was secured by the Guarantors. In connection with the execution of the Original Credit Agreement and related guarantee, the Company issued to the Guarantors warrants to purchase an aggregate of up to 545,454 shares of Series B preferred stock at an exercise price of $1.10 per share, which warrants expire on March 19, 2005. In connection with the amendment of the Original Credit Agreement, the Company issued to the Guarantors warrants to purchase an additional 784,086 shares of Series B preferred stock at an exercise price of $3.50 per share, which warrants expire on September 12, 2005. A portion of the warrants were immediately vested as of the date of grant, and the remaining warrants vest proportionately each month based on the amount of borrowings outstanding under the Original Credit Agreement. Upon the closing of the Company's initial public offering, the holders of the warrants agreed to amend and restate the warrants so that each warrant will be exercisable for shares of common stock. At December 31, 1995, warrants for 534,091 shares of the common stock were exercisable and warrants for 795,449 shares of common stock expired unvested upon termination of the Credit Agreement. In connection with the warrant issuances, $71,000 was recorded in other assets as deferred debt issuance costs and was charged to expense upon the termination of the Original Credit Agreement in 1995.

8.  NOTES PAYABLE TO RELATED PARTIES

In December 1996, the Company entered into unsecured demand notes payable totaling $3,000,000 with the majority stockholder of the Company with interest payable on demand at a rate of 8.0%. As of December 31, 1996, unsecured demand notes payable of $2,500,000 were outstanding. Subsequent to December 31, 1996, the Company entered into additional unsecured demand notes payable totaling $7,500,000 with the majority stockholder of the Company with interest payable on demand at a rate of 8.0%. Proceeds totaling $3,375,000 were used by the Company to repay amounts outstanding under the Agreement described in Note 7. Proceeds received from the Company's anticipated placement of a $10.0 million private offering of equity securities in April 1997 is expected to be utilized to repay these outstanding demand notes payable.

8.  NOTES PAYABLE TO RELATED PARTIES (...CONTINUED)

In July 1996, the Company entered into promissory note agreements totaling $900,000 with two stockholders at an interest rate of 8.25%. In August 1996, the Company repaid the principal and interest balance of the notes.

The weighted average stated interest rate on short-term borrowings outstanding, including the notes payable to related parties and the line of credit discussed in Note 7 (excluding deferred debt issuance cost amortization), as of December 31, 1996 equaled 8.17%. The Company recorded related-party interest expense during 1996 of approximately $11,000 (excluding deferred debt issuance cost amortization).

9.  INCOME TAXES

A reconciliation of the provision (benefit) for income taxes to the federal statutory rate of 34% is as follows:

                                                              Period from
                                                                April 25,
                                                                 1994 to
                                 Year ended December 31,      December 31,
                                   1996           1995            1994

Tax at statutory
  rate                        $(8,774,744)   $(4,146,480)    $(1,170,435)
State taxes,
  net of federal
  benefit                      (1,192,333)      (563,433)       (113,601)
Amortization of
  deferred debt
  issuance costs                   715,001             --              --
Other                               12,444       (80,137)             721
Change in
  valuation allowance            9,239,632      4,790,050       1,283,315

                                        $-             $-              $-


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

                                                1996          1995

 Deferred tax assets:
    Net operating loss
    carryforwards                           $13,928,498   $5,507,568
    Accrued overhaul maintenance              2,820,339    1,710,032
    Accrued vacation                            142,308       90,725

9.  INCOME TAXES (...CONTINUED)

 Amortization of aircraft
 leasehold costs                                293,243      155,634
    Other                                       132,963      125,779

 Total deferred tax assets                   17,317,351    7,589,738

 Valuation allowance                       (15,312,997)  (6,073,365)

                                              2,004,354    1,516,373
 Deferred tax liabilities:
    Prepaid overhaul maintenance              1,842,071    1,142,715
    Prepaid insurance                            99,668      316,292

    Other                                        62,615       57,366

 Total deferred tax liabilities               2,004,354    1,516,373

                                                     $-           $-


The Company has provided a valuation reserve of $15,312,997 and $6,073,365 as of December 31, 1996 and 1995, respectively, to fully reserve for net deferred tax assets in the same amounts due to the uncertainty of their future realization.

As of December 31, 1996, net operating loss carryforwards of approximately $35,714,000 are available to reduce income taxes of future years and will begin to expire in 2009, if unused. The Company made no income tax payments during the years ended December 31, 1996 and 1995, or the period from April 25, 1994 (date of inception) to December 31, 1994.

10.  LEASES

AIRCRAFT

In January 1996 and during 1995 and 1994, the Company entered into operating lease agreements (collectively, the Lease Agreements) for six Boeing 737-200 and two Boeing 737-300 Series aircraft requiring fixed monthly rental payments. The Company recorded rent expense of approximately $10,404,000, $4,613,000 and $312,000 for the years ended December 31, 1996 and 1995, and for the period ended December 31, 1994, respectively.

In addition, the Company is required to make supplemental payments to the aircraft lessors based on the number of cycles/flight hours, as defined by the Lease Agreements. Certain supplemental payments are recoverable from the lessor upon the performance of required engine, airframe, landing gear and auxiliary power unit overhauls. At December 31, 1996 and 1995, the Company

10.  LEASES (...CONTINUED)

has recorded approximately $4,723,000 and $2,930,000, respectively, in current assets as supplemental payments recoverable from aircraft lessors, reflecting amounts paid to lessors (Note 3).

The Lease Agreements require the Company to pay the entire cost of the initial overhauls, even though a portion of the cycles or flight hours were incurred prior to initiation of the Lease Agreements. Accordingly, at the inception of the lease, the Company accrued (as accrued maintenance) the portion of the estimated cost of the initial overhaul pertaining to cycles or flight hours incurred prior to inception of the lease. There was no overhaul component capitalized for the year ended December 31, 1996. The amounts capitalized as aircraft leasehold costs totaled approximately $620,000 and $1,203,000 for the year ended December 31, 1995 and the period ended December 31, 1994, respectively. The capitalized component is being amortized on the straight-line method over 17 months to five years, the estimated lease terms. Amortization totaled approximately $422,000 and $399,000 for the years ended December 31, 1996 and 1995, respectively.

The Lease Agreements have lease terms ranging from 17 months to five years with the option to extend the lease term for certain aircraft from two to four additional years. The Boeing 737-200 Lease Agreements each have an option to purchase the aircraft at a value defined by the respective agreement.

SALE AND LEASEBACK OF AIRCRAFT ENGINES

In March 1996, the Company made cash down payments of $260,000 and signed promissory notes totaling $1,000,000 to finance the purchase of two aircraft engines. In July 1996, the Company restructured these note agreements, whereby the two aircraft engines were sold back to the vendor and the vendor subsequently leased the aircraft engines back to the Company. This transaction was completed in conjunction with the sale and leaseback of two additional engines. In total, the Company completed the sale and leaseback of four aircraft engines under operating leases with terms ranging from one month to four years.
The Company has purchase and lease renewal options at the projected fair market values under such agreements. As of the date of these transactions in July 1996, the book values and related long-term debt of the aircraft engines totaling approximately $1,525,000 and $959,000, respectively, were removed from the Company's balance sheet. In addition, the Company reduced accounts payable due to the lessor, a vendor of the Company, by approximately $567,000. Gains and losses recorded by the Company in conjunction with these transactions were immaterial. Fixed rental payments of approximately $13,000 per engine are due monthly. In addition, the Company is required to make supplemental payments to the lessor based on the number of cycles/flight hours the engines are utilized, as defined by the Lease Agreements.

10.  LEASES (...CONTINUED)

OTHER

The Company leases facilities as well as office space for its corporate headquarters from local airport authorities. These operating leases have terms ranging from one month to five years. In addition, the Company leases certain equipment and other office space. These operating leases have terms ranging from one to three years. Total rental expense for operating leases other than aircraft charged to operations for the years ended
December 31, 1996 and 1995, and for the period ended December 31, 1994 were approximately $1,574,000, $634,000 and $67,000, respectively.

The Company has capital leases in connection with various property and equipment. Property and equipment at December 31 included the following amounts for the capital leases:

             1996                                  1995

  Other property and equipment                 $442,185    $308,154
  Less accumulated depreciation                 184,913     119,301

         $257,272                              $188,853


Future minimum lease payments under capital leases and noncancelable operating leases (excluding supplemental payments) at December 31, 1996 were as follows:

                                CAPITAL                  OPERATING
                                 LEASES                    LEASES

  1997                          $165,453               $10,339,076
  1998                             2,699                 7,444,409
  1999                               674                 6,514,620
  2000                                 -                 2,040,253
  2001                                 -                   220,303

  Total minimum lease payments    168,826              $26,558,661
  Less amounts representing
   interest                        10,166

  Present value of minimum
    lease payments                158,660
  Less current portion            155,576

                                   $3,084

11.  CONTINGENCIES

The Company is party to various legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

12.  SUBSEQUENT EVENTS

In January 1997, the Company completed a $4,000,000 letter of credit facility in favor of the Company's credit card processor. The letter of credit facility expires in January 1998 and was established by the Company's majority stockholder. As consideration for establishing the letter of credit, the Company agreed to issue up to 4,000,000 warrants to the majority stockholder to purchase shares of the Company's common stock. Upon execution of the letter of credit, the Company issued 1,600,000 warrants at an exercise price of $1.00. Accordingly, in January 1997, the estimated fair value of the warrants issued of $1,900,000 was recorded in other assets and is being charged to expense over the term of the facility. The remaining 2,400,000 warrants vest quarterly according to the amount of exposure under such letter of credit, as defined in the agreement. Each warrant expires 10 years from the date of issuance. In addition, the Company granted the majority stockholder a security interest in all credit card receivables processed by the Company's credit card processor.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     VANGUARD AIRLINES, INC.


                  Balance at             Charged to
                  Beginning  Charged to   Other    Deductions   Balance at End
                       of     Costs and   Accounts--   --             of
Description          Period   Expenses    Describe   Describe       Period

YEAR ENDED DECEMBER 31, 1996:

Reserves and allowances deducted from
asset accounts:

Allowance for
uncollectible
accounts:             $197,000   $89,336     $32,719   $56,617 /1/    $229,719

Valuation reserve
for deferred tax
assets:              $6,073,365 $9,239,632                         $15,312,997

PERIOD ENDED DECEMBER 31, 1995:

Reserves and allowances deducted from
asset accounts:

Allowance for
uncollectible
accounts:                    $ --            $197,000                $197,000

Valuation reserve
for deferred tax
assets:                $1,283,315          $4,790,050               $6,073,365


YEAR ENDED DECEMBER 31, 1994:

Reserves and allowances deducted from
asset accounts:

Valuation for deferred
tax assets:                  $ --          $1,283,315               $1,283,315

/1/ amounts charged against the allowance for accounts determined uncollectible during the year.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              VANGUARD AIRLINES, INC.



Dated:  March 30, 1997             By:/s/ John P. Tague
                                   John P. Tague
                                   Chairman of the Board, Chief
                                   Executive Officer
                                    and President

          We, the undersigned, directors and officers of Vanguard Airlines, Inc. (the "Company"), do hereby severally constitute and appoint John P. Tague and William A. Garrett and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

     Signature and Title                     Date


     /s/ John P. Tague                            March 30, 1997
     John P. Tague, Chairman of the Board,
     Chief Executive Officer and President
     (Principal Executive Officer)


     /s/ William A. Garrett                       March 30, 1997
     William A. Garrett, Vice President-Finance
     and Chief Financial Officer
     (Principal Financial and Accounting Officer)


     /s/ Robert J. McAdoo                         March 30, 1997
     Robert J. McAdoo, Director


     /s/ Robert J. Spane                          March 30, 1997
     Robert J. Spane, Director

     /s/ Richard D. Pearson                       March 30, 1997
     Richard D. Pearson, Director


     /s/ Edmund H. Shea, Jr.                      March 30, 1997
     Edmund H. Shea, Jr., Director

     3.1    Restated Certificate of Incorporation,
            as amended of Registrant                            *

     3.2    By laws of Registrant, as amended to date
            (filed as Exhibit 3.2  with Amendment No. 2
            to the Registrant's Registration Statement
            No. 33-96884 and incorporated herein by
            reference).                                         *

     10.1   Registrant's 1994 Stock Option Plan, as
            amended to date (filed as Exhibit 10.1 to the
            Registrant's Registration Statement No. 33-96884
            and incorporated herein by  reference).             *

     10.2   Form of Incentive Stock Option Agreement
            (filed as Exhibit 10.2  to the Registrant's
            Registration Statement No. 33-96884 and
            incorporated herein by reference).                  *

     10.3   Form of Nonstatutory Stock Option Agreement
            (filed as Exhibit 10.3 to the Registrant's
            Registration Statement No. 33-96884 and
            incorporated herein by reference).                  *

     10.4   Form of Employee Stock Purchase Plan
            (filed as Exhibit 10.4 to the Registrant's
            Registration Statement No. 33-96884 and
            incorporated herein by reference).                  *

     10.5   Registrant's 401(k) Plan (filed as Exhibit
            10.4 to the Registrant's Registration
            Statement No. 33-96884 and incorporated herein
            by reference).                                      *

     10.6   Form of Registrant's Profit Sharing Plan
            (filed as Exhibit 10.6 to the Registrant's
            Registration Statement No. 33-96884 and
            incorporated herein by reference).                  *

     10.7   Aircraft Lease Agreement, dated as of
            December 8, 1994, between US Air, Inc. and
            Registrant, along with Lease Supplements Nos.
            1, 2, 3 and 4 (filed as Exhibit 10.7 to the
            Registrant's Registration Statement No.
            33-96884 and incorporated herein by reference).     *

     10.8   Supplementary Lease Agreement, dated as of
            October 28, 1997, between US Air,     Inc. and
            Registrant (filed as Exhibit 10.8 to the
            Registrant's Registration Statement No.
            33-96884 and incorporated herein by reference).     *

     10.9   Modification to Aircraft Lease Agreement, dated
            September 1, 1995, between US Air, Inc. and
            Registrant (filed as Exhibit 10.9 to the
            Registrant's Registration Statement No.
            33-96884 and incorporated herein by reference).     *

     10.10 Acknowledgment and Consent of the Registrant regarding assignment of Aircraft Lease Agreement between US Air, Inc. and Registrant


     10.11  Aircraft Lease Agreement, dated as of
            December 6, 1994, between EA 727, Inc. and
            Registrant (filed as Exhibit 10.10 to the
            Registrant's Registration Statement No.
            33-96884 and incorporated herein by reference).     *

     10.12  Computer Software Nonexclusive License
            Agreement, dated as of September 14, 1994,
            between Morris Air Corporation and the
            Registrant (filed as Exhibit 10.11 to the
            Registrant's Registration Statement No.
            33-96884 and incorporated herein by reference).     *

     10.13  Lease, dated September 27, 1994, between the
            Gerson Company and Registrant, as amended to
            date (filed as Exhibit 10.13 to the Registrant's
            Registration Statement No. 33-96884 and
            incorporated herein by reference).                  *

     10.14 Shopping Center Lease, dated February 28, 1996, between the Registrant and Southern Hills Center, L.L.C. (filed as Exhibit 10.31 to the Registrant's
            Form 10-K for the year ended December 31, 1995).    *

     10.15  Form of Second Amended and Restated Investors'
            Rights Amendment (filed as Exhibit 10.16 to the
            Registrant's Registration Statement No. 33-96884
            and incorporated herein by reference).              *

     10.16  Second Amendment and Restated Warrant Purchase
            Agreement among Registrant and certain of its
            stockholders (filed as Exhibit 10.18 to the
            Registrant's Registration Statement No. 33-96884
            and incorporated herein by reference).              *

     10.17  Form of Amended and Restated Warrant for the
            Purchase of Shares of Series B Preferred Stock
            (Amended Warrant) (filed as Exhibit 10.19 to the
            Registrant's Registration Statement No. 33-96884
            and incorporated herein by reference).              *

     10.18 Aircraft Sublease Agreement B, dated December 31, 1995, between the Registrant and Aloha Airlines,
            Inc. (filed as Exhibit 10.28 to the Registrant's
            Form 10-K for the year ended December 31, 1995).    *

     10.19 Aircraft Sublease Agreement D, dated January 18, 1996, between the Registrant and Aloha Airlines,
            Inc. (filed as Exhibit 10.29 to the Registrant's
            Form 10-K for the year ended December 31, 1995).    *

     10.20  Aircraft Lease Agreement, dated December 11,
            1995, between the Registrant and Mimi Leasing
            Corporation (filed as Exhibit 10.30 to the
            Registrant's Form 10-K for the year ended
            December 31, 1995).                                 *

     10.21  Reimbursement Agreement, dated as of
            December 31, 1996, by and among Registrant and Hambrecht & Quist California, a wholly owned subsidiary of Hambrecht & Quist Group

     10.22  Security Agreement, dated as of December 31,
            1996, by Registrant in favor of Hambrecht &
            Quist California

     10.23 Amended and Restated Reimbursement Loan Note in the amount of $4,000,000

     10.24  Warrant for the purchase of shares of Common
            Stock issued to Hambrecht & Quist California

     10.25  Merchant Agreement, dated as of February 27,
            1997, by and between Registrant and Michigan
            National Bank

     10.26 Amendment to Merchant Agreement, dated as of February 6, 1997, by and between Registrant

     10.27 Agreement, dated as of January 30, 1997, by and between Registrant and Commerce Bank, N.A.
            (Wichita, KS) and certain stockholders of the Registrant

     10.28  Line of Credit Note in the amount of $2,275,000


     10.29  Warrant Purchase Agreement, dated as of January
            30, 1997

     10.30  Form of Warrant to purchase shares of Common
            Stock in connection with the Commerce Bank
            Line of Credit

     11.1   Statement regarding computation of net income
            (loss) per common share

     21.1   List of Subsidiaries of Registrant (filed as
            Exhibit 21.1 to the Registrant's Registration
            Statement No. 33-96884 and incorporated herein by reference)

     23.1   Consent of Ernst & Young, LLP

     24.1 Power of Attorney (included on the signature page of this Form 10-K)

     27     Financial Data Schedule

     * Incorporated by reference