Form 10-Q
period 1997-03-31
VANGUARD AIRLINES INC \DE\
filed 1997-05-15
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



(Mark One)


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997

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

                 Yes     X             No ______

     At April 30, 1997, there were 14,994,577 shares of Common
Stock , par value $.001 per share issued and outstanding.

PART I. - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                     VANGUARD AIRLINES, INC.
                          BALANCE SHEETS


                                           MARCH  31,     DECEMBER 31,
                                             1997              1996
ASSETS

Current assets:
 Cash and cash
   equivalents                            $  951,186        $  402,083
 Restricted cash                           1,098,010         1,822,998
 Accounts receivable,
   less allowance of
   $229,719 at March 31,
   1997 and December 31, 1996              2,740,132         3,454,418
 Inventory                                   667,687           673,338
 Prepaid expenses and
   other current assets                    4,115,554         3,356,374
 Current portion of deferred
   debt issuance costs                     1,500,000             ----
Total current assets                      11,072,569         9,709,211


Property and equipment, at cost:
 Aircraft improvements and
   leasehold costs                         3,734,046         3,731,046
 Reservation system and
   communication equipment                 1,590,915         1,516,440
 Other property and equipment              2,589,526         2,404,121
                                           7,914,487         7,651,607
 Less accumulated depreciation
   and amortization                       (3,119,851)       (2,601,949)
                                           4,794,636         5,049,658


Other assets:
 Supplemental maintenance
   deposits                                3,022,770         2,233,988
 Deferred debt issuance costs              1,170,833             ----
 Leased aircraft deposits                  1,506,000         1,506,000
 Fuel and security deposits                1,299,669         1,093,185
 Other                                       914,698           726,205
                                           7,913,970         5,559,378

Total assets                            $ 23,781,175      $ 20,318,247

                     VANGUARD AIRLINES, INC.
                    BALANCE SHEETS (CONTINUED)


                                            MARCH 31,      DECEMBER 31,
                                              1997              1996

LIABILITIES AND STOCKHOLDERS'
 DEFICIT

Current liabilities:
 Line of credit                         $  2,275,000      $  5,000,000
 Notes payable to related
   parties                                10,000,000         2,500,000
 Accounts payable                         11,371,472         8,404,196
 Accrued expenses                          3,172,447         3,652,162
 Accrued maintenance                       4,427,971         4,684,550
 Air traffic liability                     7,493,198         6,609,609
 Current portion of capital
   lease obligations                         111,279           155,575
Total current liabilities                 38,851,367        31,006,092

Accrued maintenance, less
 current portion                           3,086,796         2,547,088

Capital lease obligations,
 less current portion                          2,508             3,084

Commitments

Stockholders'deficit:
  Common Stock, $.001 par value:
   Authorized shares - 50,000,000:
   Issued and outstanding shares
   - 9,984,952 in 1997 and
   9,982,452 in 1996                           9,985             9,982
 Additional paid-in capital               31,284,269        28,283,996
 Accumulated deficit                     (49,376,407)      (41,446,057)
                                         (18,082,153)      (13,152,079)
 Deferred stock compensation                 (77,343)          (85,938)
Total stockholders'deficit               (18,159,496)      (13,238,017)
Total liabilities and
 stockholders' deficit                  $ 23,781,175      $ 20,318,247



See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF OPERATIONS



                                                     THREE MONTHS ENDED
                                                        MARCH 31,
                                                 1997            1996

Operating revenues:
 Passenger revenues                      $20,437,461       $13,199,674
 Other                                     1,054,978           856,841
Total operating revenues                  21,492,439        14,056,515

Operating expenses:
 Flying operations                         4,670,989         3,908,943
 Aircraft fuel                             5,658,928         3,051,542
 Maintenance                               4,669,682         3,172,042
 Passenger service                         1,879,944         1,366,527
 Aircraft and traffic servicing            4,660,648         3,886,455
 Promotion and sales                       5,612,544         3,361,825
 General and administrative                1,237,741           848,496
 Depreciation and amortization               520,001           367,083
Total operating expense                   28,910,477        19,962,913

Operating loss                            (7,418,038)       (5,906,398)

Other income (expense):
 Deferred debt issuance
   cost amortization                        (329,167)           ----
 Interest income                              23,100            26,224
 Interest expense                           (206,245)          (15,972)
Total other income (expense),
 net                                        (512,312)           10,252
Net loss                                $ (7,930,350)    $  (5,896,146)

Net loss per share                      $      (0.79)    $       (0.69)

Weighted average common and
 common equivalent shares
 outstanding                               9,983,375         8,550,220



See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF CASH FLOWS


                                                     THREE MONTHS ENDED
                                                       MARCH 31,
                                                 1997             1996

OPERATING ACTIVITIES:
Net loss                                $(7,930,350)     $  (5,896,146)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Depreciation and amortization             520,001           367,083
   Loss on disposal of property
     and equipment                            56,300             ----
   Deferred debt issuance cost
     amortization                            329,167             ----
   Compensation related to
     stock options                            8,595             16,105
   Provision for uncollectible
     accounts                                 26,436             9,845
   Changes in operating assets
     and liabilities:
     Restricted cash                         724,988            ----
     Accounts receivable                     687,850          (866,756)
     Inventory                                 5,651           (55,728)
     Prepaid expenses and other
       current assets                       (759,180)         (331,943)
     Deposits and other                   (1,183,759)         (267,605)
     Accounts payable                      2,967,276         1,639,198
     Accrued expenses and
       accrued maintenance                  (196,586)         (123,481)
     Air traffic liability                   883,589         4,085,778
Net cash  used in operating
 activities                               (3,860,022)       (1,423,650)

INVESTING ACTIVITIES:
Purchase of property and
 equipment                                  (321,279)       (1,010,138)

FINANCING ACTIVITIES:
Proceeds from exercise of options                276             8,258
Proceeds from issuance of
 notes payable from related
 parties                                   7,500,000             ----
Proceeds from line of
 credit                                    2,275,000             ----
Principal payments on line
 of credit                                (5,000,000)            ----
Principal payments on
 capital lease obligations                   (44,872)          (34,599)
Net cash provided by
 (used in) financing activities             4,730,404          (26,341)

Net increase (decrease) in cash
 and cash equivalents                        549,103        (2,460,129)
Cash and cash equivalents,
 beginning of period                         402,083         3,491,640
Cash and cash equivalents,
 at end of period                        $   951,186       $ 1,031,511

                     VANGUARD AIRLINES, INC.
               STATEMENTS OF CASH FLOWS (CONTINUED)



                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                 1997            1996

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid during the period
   for interest                            $   57,786         $  15,971

SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Deferred debt issuance
     costs recorded in
     conjunction with
     warrants issued                      $ 3,000,000         $    ----
Aircraft improvements financed
 through the issuance of
 notes payable                             $     ----        $1,000,000
Capital leases entered into
 for property and equipment                $     ----        $  115,535



See accompanying notes.

                     VANGUARD AIRLINES, INC.
    CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements of Vanguard Airlines, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1996, have been properly prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 28, 1997.

     The balance sheet as of March 31, 1997, the statements of operations for the three months ended March 31, 1997 and 1996, and the statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three months ended March
31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur losses and generates negative cash flows from operations. In addition, the Company has a significant working capital deficit. As a result, the Company has been dependent upon financings from its principal stockholders. There can be no assurance as to the availability of future financings. Theses factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management's plans include raising additional capital and securing additional bank financing to fund ongoing operations and the possible expansion of operations. Management's plans also include actions designed to achieve long-term profitability, including the reassessment of existing markets, possible expansion into new markets, pricing strategies to maximize operating income and cost controls. During 1996 and through May 15, 1997, the Company did not generate sufficient passenger ticket sales to provide for its operational cash needs. As discussed in Notes 6, 7 and 8, the Company has received cash through a number of financial means. The Company anticipates generating sufficient cash flow from operations in June and through the third quarter of 1997. The Company's ability to raise additional cash through equity or debt financings that may be required for expansion during 1997 or operations in the fourth quarter, or earlier, if sufficient cash flows are not generated in June and the third quarter, will be greatly dependent on the Company's ability to operate at profitable levels during June and the third quarter of 1997, as to which there can be no assurance.

2.   RECLASSIFICATIONS

     Certain amounts disclosed in the three months ended March
31, 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The calculations of net loss per share for the quarters ended March 31, 1997 and 1996 under Statement No. 128 will not be impacted as the effect of outstanding stock options during these periods was antidilutive.

4.   NET LOSS PER SHARE

     For the periods ended March 31, 1997 and 1996, the computation of net loss per share was based on the weighted average number of outstanding common shares. Outstanding stock options and warrants were not included in the calculation of net loss per share as their effect was antidilutive.

5.   LINES OF CREDIT

     At December 31, 1996, the Company had borrowings of $5,000,000 under a bank line of credit agreement (the Agreement) with interest payable monthly at the prime rate published in The
Wall Street Journal.   The Agreement matured on January 30, 1997
and was subsequently paid off. In January 1997, the Company entered into a new bank line of credit agreement (the New Agreement) that permits borrowings up to $2,275,000 with interest payable monthly at the prime rate published in The Wall Street Journal. The New Agreement matures on July 31, 1997. On January 31, 1997, the Company borrowed $2,275,000 under the terms of the New Agreement, of which $1,625,000 was used to repay amounts outstanding under the Agreement. The New Agreement is guaranteed by certain stockholders of the Company (the Guarantors). In connection with the execution of the New Agreement and related guarantee, the Company agreed to issue the Guarantors warrants to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $1.00. Upon execution of the New Agreement, the Company issued 910,000 warrants that vested immediately. Accordingly, effective January 31, 1997, the estimated fair value of the warrants issued of $1,100,000 was recorded as deferred debt issuance costs in the accompanying balance sheet and is being charged to expense over the term of the guarantee. The remaining warrants vest quarterly and the number is dependent on the amount of borrowings against the line, as defined in the agreement. In April 1997, the Company issued an additional 227,500 warrants under the agreement. Accordingly, effective April 30, 1997, the estimated fair value of the warrants issued of $197,000 was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Each warrant expires 10 years from the date of issuance.

6.   FINANCIAL INSTRUMENTS

     In January 1997, the Company completed a $4,000,000 letter of credit facility in favor of the Company's credit card processor. The letter of credit facility expires in January 1998 and was established by the Company's majority stockholder. As consideration for establishing the letter of credit, the Company agreed to issue up to 4,000,000 warrants to the majority stockholder to purchase shares of the Company's common stock at an exercise price of $1.00. Upon execution of the letter of credit, the Company issued 1,600,000 warrants that vested immediately. Accordingly, in January 1997, the estimated fair value of the warrants issued of $1,900,000 was recorded as deferred debt issuance costs in the accompanying balance sheet and is being charged to expense over the term of the guarantee. The remaining 2,400,000 warrants vest quarterly according to the amount of exposure under such letter of credit, as defined in the
agreement.    In April 1997, the Company issued an additional
400,000 warrants under the agreement. Accordingly, in April 1997, the estimated fair value of the warrants issued of $367,000 was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Each warrant expires 10 years from the date of issuance. In addition, the Company granted the majority stockholder a security interest in all credit card receivables processed by the Company's credit card processor.

     In May 1997, the Company completed a $2,000,000 guarantee facility in favor of the Company's credit card processor. The guarantee facility expires in January 1999 and was established by the Company's majority stockholder. As consideration for establishing the guarantee, the Company agreed to issue up to 1,030,928 warrants to the majority stockholder to purchase shares of the Company's common stock at an exercise price of $1.94.
Upon execution of the guarantee, the Company issued 412,371 warrants that vested immediately. Accordingly, in May 1997, the estimated fair value of the warrants issued of $150,000 was recorded as deferred debt issuance costs and is being charged to expense over the term of the facility. The remaining 618,557 warrants vest quarterly according to the amount of exposure under such guarantee, as defined in the agreement. Each warrant expires 10 years from the date of issuance. In addition, the Company granted the majority stockholder a security interest in all credit card receivables processed by the Company's credit card processor.

7.   NOTES PAYABLE TO RELATED PARTIES

     At December 31, 1996, the Company had $2,500,000 outstanding under unsecured demand notes payable from the majority stockholder of the Company with interest payable at a rate of 8.0%. During the three months ended March 31, 1997, the Company entered into additional unsecured demand notes payable totaling $7,500,000 with the majority stockholder of the Company with interest payable at a rate of 8.0%. Proceeds totaling $3,375,000 were used to repay amounts outstanding under the Agreement described in Note 5. The Company utilized proceeds from the private sale of units of securities described in Note 8 to repay all notes payable to related parties outstanding as of March 31, 1997.

     In May 1997, the Company entered into an unsecured demand note payable in the amount of $900,000 with the majority stockholder of the Company with interest payable at a rate of 8.0%.

8.   STOCKHOLDERS' EQUITY

     In April 1997, the Company completed a private sale of units of securities, each consisting of one share of common stock and two redeemable common stock purchase warrants. In connection with the sale, the Company issued 5,150,000 shares of common stock for aggregate proceeds of approximately $10,235,000, net of offering costs of approximately $65,000. Each redeemable warrant entitles the holder to purchase, at any time over a five-year period commencing after the sale closing, one share of common stock at an exercise price of $2.50. The redeemable warrant exercise price is subject to adjustment under certain circumstances as defined in the warrant agreement. The Company has the right to redeem the warrants at a redemption price of $0.05 per warrant on 45 days' prior notice if the average closing bid price of the Company's common stock equals or exceeds $2.50 for any 20 days within a period of 30 consecutive trading days, as defined by the warrant agreement. Proceeds from the sale were utilized for repayment of $10.0 million notes payable to related parties described in Note 7.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT OF FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND INFORMATION THAT IS BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION TITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


OVERVIEW

Certain amounts and percentages disclosed in management's discussion and analysis of financial condition and results of operations for the three months ended March 31, 1996 have been changed to conform to the 1997 presentation.


RESULTS OF OPERATIONS

     Three months ended March 31, 1997 compared to the three months ended March 31, 1996

     Operating Revenues

     Total operating revenues increased approximately 52.9% from approximately $14.1 million for the three months ended March 31, 1996 to approximately $21.5 million for the three months ended March 31, 1997. This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights offset by the drop in passenger yield per revenue passenger mile. During the first quarter 1996, the Company averaged 42 flights per day which increased to 58 flights per day during the first quarter 1997. The Company began flying its new route structure on December 21, 1996 which included the initiation of service from Kansas City to Atlanta, Ft. Meyers, Las Vegas, Miami, Orlando and Tampa/St. Petersburg as well as non-stop service between Chicago and Kansas City. This route restructuring refocused the Company's strategy by creating a Kansas City hub, where the Company now offers non-stop service to more cities than any other airline. Total available seat miles ("ASMs") increased approximately 70.0%, from approximately 223.5 million during the three months ended March 31, 1996 to approximately 379.0 million during the three months ended March 31, 1997. Revenue passenger miles ("RPMs") increased approximately 75.9% from approximately 128.2 million during the three months ended March 31, 1996 to approximately 225.5 million during the three months ended March 31, 1997. The increase in ASMs was primarily attributable to an increase in the number of daily flights and the addition of destinations with greater flight lengths. The increase in RPMs was primarily attributable to an increase in the number of daily flights, an increase in the number of passengers on those flights and the addition of destinations with greater flight lengths. Load factor increased from approximately 57.4% for the three months ended March 31, 1996 to approximately 59.5% for the three months ended March 31, 1997. This increase was primarily the result of adjustments in capacity to meet market demand, increases and changes in the number of city pairs served, reduced fares, and an increase in market awareness of the Company's service.

     Passenger yield per RPM decreased approximately 12.0% from approximately 10.3 cents for the three months ended March 31, 1996 to approximately 9.1 cents for the three months ended March 31, 1997. The Company had to discount fares to stimulate travel in a number of the new markets that were introduced in conjunction with the Company's major route restructuring in December 1996. In addition, with the initiation of the Company's new route structure average stage length increased to 601 miles from 436 miles during the quarters ended March 31, 1997 and 1996, respectively. The Company's favorable load factors increased by
2.1 percentage points, but at the cost of reduced passenger yields. The Company offered promotional fares on its new city pairs throughout the three months ended March 31, 1997, and these new routes accounted for approximately 54% of the systemwide
ASMs during this period.   During 1996 and 1997, the Company
attempted to increase fares in mature markets in order to improve passenger yield. The Company cannot predict future fare levels, which depend to a substantial extent on actions of competitors. When the sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 90 days (180 days as of March 24, 1997) after the flight date, the customer may use the value of the unused reservation for transportation, less a $50 ($25 through October
1996) service charge. These operating revenues were approximately $484,000 (approximately 3.4% of operating revenue) and approximately $770,000 (approximately 3.6% of operating revenues) in the three months ended March 31, 1996 and the three months ended March 31, 1997, respectively. The Company began carrying mail for the United States Postal Service during the first quarter of 1995. Mail revenues were approximately $290,000 and $130,000 in the three months ended March 31, 1996 and, 1997, respectively.

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

                            THREE MONTHS ENDED MARCH 31,
                              1997                1996

                      PERCENT     CENTS      PERCENT     CENTS
                         OF        PER         OF         PER
                      REVENUES     ASM       REVENUES     ASM

Total operating
 revenues              100.0%    5.67 cents   100.0%   6.29 cents
Operating expenses:
 Flying operations      21.7%    1.23 cents    27.8%   1.75 cents
 Aircraft fuel          26.3     1.49          21.7    1.37
 Maintenance            21.7     1.23          22.6    1.42
 Passenger service       8.8      .50           9.7     .61
 Aircraft and traffic
   servicing            21.7     1.23          27.7    1.74
 Promotion and sales    26.1     1.48          23.9    1.50
 General and
   administration        5.8      .33           6.0     .38
 Depreciation and
   amortization          2.4      .14           2.6     .16
Total operating
 expenses              134.5     7.63         142.0    8.93
Total other income
 (expense), net         (2.4)    (.13)           .1     .00
Net loss               (36.9)%  (2.09 cents)  (41.9%) (2.64 cents)

     Flying operations expenses include aircraft lease expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 19.5% from approximately $3.9 million (approximately 27.8% of operating revenues) for the three months ended March 31, 1996 to approximately $4.7 million (approximately 21.7% of operating revenues) for the three months ended March 31, 1997. This increase was primarily attributable to the increase in the number of departures and the increase in the number of aircraft. The number of departures increased approximately 37.2% from 3,777 for the three months ended March 31, 1996 to 5,182 for the three months ended March 31, 1997. In addition, the Company leased three additional jet aircraft in late 1995 and early 1996, two of which were newer, more advanced Boeing 737-300 jet aircraft which have a larger capacity and substantially higher lease and insurance costs. Flying operations expenses decreased as a percentage of operating revenue as a result of the increase in flying and revenue generated from the Company's fleet, especially the 737-300 jet aircraft, during the first quarter 1997 versus the same period in 1996.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel cost increased approximately 85.4% from approximately $3.1 million (approximately 21.7% of operating revenues) for the three months ended March 31, 1996 to approximately $5.7 million (approximately 26.3% of operating revenues) for the three months ended March 31, 1997. Higher fuel expense is directly related to the increase in ASMs flown by the Company in the first quarter of 1997 versus 1996. In addition, fuel expense represents an increase in the fuel cost per ASM of
0.12 cents or 8.8% from 1.37 cents in the three months ended March 31, 1996 to 1.49 cents in the three months ended March 31, 1997 primarily due to an increase in fuel price per gallon. Specifically, the average price increased from $0.72 per gallon (including taxes and into-plane costs) in the three months ended March 31, 1996 to $0.82 per gallon in the three months ended
March 31, 1997, a 13.9% increase.   The Company will continue to
seek to pass on significant fuel cost increases to the Company's customers through fare increases as permitted by the then current market conditions, however, there can be no assurance that the Company will be successful in passing on these increased costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of
aircraft.  Maintenance expenses increased approximately 47.2%
from approximately $3.2 million (approximately 22.6% of operating revenues) for the three months ended March 31, 1996 to
approximately $4.7 million (21.7% of operating revenues) for the three months ended March 31, 1997.  This increase was primarily due to the increase in the fleet size and block hours and cycles flown.  For the three months ended March 31, 1996, the average fleet size was approximately 7.7  aircraft compared to an average fleet size for the three months ended March 31, 1997 of
approximately 8.0 aircraft.   During 1996, the Company incurred
charges related to certain Boeing 737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for three scheduled maintenance checks. As a result, in the fourth quarter of 1996, the Company increased the monthly maintenance provisions for maintenance checks scheduled in 1997. The Company deposits funds with its aircraft lessors to cover a portion of the cost of its future major scheduled maintenance.
The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Additionally, the Company significantly increased the capacity of its in-house maintenance department subsequent to March 31, 1996. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements. The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at Chicago-Midway and Minneapolis/Saint
Paul airports.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately 37.6% from approximately $1.4 million (approximately 9.7% of operating revenues) for the three months ended March 31, 1996 to approximately $1.9 million (approximately 8.8% of operating revenues) for the three months ended March 31, 1997. This increase was primarily due to the 70.0% increase in ASMs and the 75.9% increase in RPMs. Passenger service expenses per ASM decreased approximately 18.0% from approximately 0.61 cents for the three months ended March 31, 1996 to 0.50 cents for the three months ended March 31, 1997. This decrease per ASM is primarily due to the addition of destinations with greater flight lengths in the period from March 31, 1996 to March 31, 1997. The average stage length increased 37.7% from 436 miles in the three months ended March 31, 1996 to 601 miles in the three months ended March 31, 1997.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 19.9% from approximately $3.9 million (approximately 27.7% of operating revenues) in the three months ended March 31, 1996 to approximately $4.7 million (approximately 21.7% of operating revenues) in the three months ended March 31, 1997. This increase was primarily due to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 37.2% from 3,777 during the three months ended March 31, 1996 to 5,182 during the three months ended March 31, 1997. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between the three months ended March 31, 1996 and 1997. The decrease of 0.51 cents per ASM was primarily due to the 37.7% increase in average stage length from 436 miles to 601 miles in the three months ended March 31, 1996 and 1997, respectively.

     Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 67.0% from approximately $3.4 million (approximately 23.9% of operating revenues) in the three months ended March 31, 1996 to approximately $5.6 million (approximately 26.1% of operating revenues) in the three months ended March 31, 1997. This increase was primarily the result of an increase in cities served, reflecting the Company's practice to increase advertising when new cities are introduced in order to create brand awareness while maintaining stable advertising programs in existing cities. The Company incurred significant increases in late 1996 and early 1997 promoting its major route restructuring, which created the Kansas City hub. In addition, the Company's reservation operations expanded in May 1996 with the opening of a new reservation center in Lawrence, Kansas. The average promotion and sales cost per passenger increased 30.7% from $11.45 in the three months ended March 31, 1996 to $14.96 in the three months ended March 31, 1997.

     General and administrative expenses include the wages and benefits for the Company's executive and various other administrative personnel, the costs for office supplies, office rent, legal, accounting and other miscellaneous expenses.
General and administrative expenses increased approximately 45.9% from $848,000 (approximately 6.0% of operating revenues) in the three months ended March 31, 1996 to $1.2 million (approximately 5.8% of operating revenues) in the three months ended March 31, 1997. The decrease in general and administrative expenses as a percentage of operating revenues and on a per ASM basis was primarily attributable to increased productivity and economies of scale.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 41.7% from approximately $367,000 (approximately 2.6% of operating revenues) in the three months ended March 31, 1996 to approximately $520,000 (approximately 2.4% of operating revenues) in the three months ended March 31, 1997. This increase was primarily the result of improvements to new and existing aircraft and gate space at the Kansas City Airport and costs associated with modifications of the Company's reservation system as well as a full quarter of depreciation and amortization charged in the three months ended March 31, 1997 on property and equipment added in the three months ended March 31, 1996.

     Other income (expense), net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit and the bank line of credit agreements, each executed in January 1997 as discussed in Notes 5 and 6, the Company issued certain stockholders warrants to purchase shares of common stock at an exercise price of $1.00 per share. Accordingly, the estimated fair value of the warrants issued related to each agreement totaling $3,000,000 was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the
related guarantees.   Interest expense increased during the three
months ended March 31, 1997, as a result of borrowings against the line of credit and the addition of notes payable to related parties during the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from (i) the initial private sale of equity securities, which raised an aggregate of approximately $6.0 million, (ii) the initial public offering of its Common Stock, which raised approximately $13.0 million in November 1995, (iii) the private sale of units of securities, each unit consisting of one share of common stock and one redeemable common stock purchase warrant, which raised aggregate net proceeds of approximately $7.1 million
in August and September 1996.   On April 30, 1997, the Company
completed a $10.3 million private placement of units of securities, each unit consisting of one share of common stock and two redeemable common stock purchase warrants. The Company utilized the net proceeds from the private placement of units in April 1997 to pay down all outstanding interim borrowings that were outstanding at March 31, 1997 with certain principal stockholders of the Company. In addition, the Company has utilized and continues to utilize current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected.

     In August 1996, the Company established a $5.0 million six-month line of credit. The line of credit was guaranteed by certain principal stockholders of the Company. The Company used the proceeds of the line of credit primarily to reduce past due accounts payable balances, provide for scheduled engine maintenance repairs and increase its restricted cash account balance held by its credit card processor. On January 30, 1997, the Company repaid the remaining $3.375 million of the $5.0 million credit facility with interim borrowings as described above from principal stockholders of the Company who guaranteed the credit facility. On January 30, 1997, the Company replaced $1.625 million of the $5.0 million credit facility with a $2.275 million six-month line of credit, guaranteed by certain of the Company's stockholders. There can be no assurance that a replacement $2.275 million line of credit will be available on acceptable terms, if at all prior to its maturity. In the event that the Company is unable to replace the line of credit prior to July 30, 1997, the Company would be required to utilize available cash balances that would materially adversely affect the Company's then current cash position. There can be no assurance that the Company will have adequate cash resources to pay down the line of credit.

     On January 17, 1997, one of the Company's principal stockholders agreed to establish a two-year $4.0 million letter of credit on behalf of the Company in favor of the Company's credit card processor in order to reduce required restricted cash
balances with the Company's credit card processor.   On May 7,
1997, one of the Company's principal stockholders agreed to establish a $2.0 million guarantee on behalf of the Company in favor of the Company's credit card processor in order to reduce required restricted cash balances with the Company's credit card processor. Proceeds received from the Company's credit card processor as a result of the letter of credit and guarantee facilities have been used for working capital needs of the Company. The Company anticipates it will need to place additional restricted cash deposits of approximately $500,000 during the next six months with the Company's credit card processor to secure its increased exposure due to increased advance ticket sales. There can be no assurance that the Company's principal stockholders will increase the letter of credit or guarantee or that the Company's use of cash from operations to secure the credit card processor will not have a material adverse affect on the Company's liquidity.

      In May 1997, the Company entered into an unsecured demand note payable in the amount of $900,000 with the majority stockholder of the Company with interest payable at a rate of 8.0%. The proceeds received in connection with this demand note are being used for working capital purposes.

     During 1996 and through May 15, 1997, the Company has not generated sufficient passenger ticket sales to provide for its operational cash needs. As a result, in December 1996, the Company completed a significant route restructuring including the introduction of non-stop service to six new cities from Kansas City. This route restructuring refocused the Company's strategy by creating a Kansas City hub. The Company anticipates generating sufficient cash flow from operations from June through the third quarter of 1997. The Company's ability to raise additional capital through equity or debt financings that may be required for operations or expansion during 1997 will likely be dependent upon the Company's ability to operate at profitable levels during June of the second quarter and the third quarter of 1997. There can be no assurance that management's restructuring efforts or its ability to provide for the necessary cash requirements of the Company will be successful. There can be no assurance that management can provide for the Company's capital requirements that may be necessary during the remainder of 1997.

     The Company currently does not allow reservations to be booked directly through the airline industry's Computer Reservation System (CRS), which are used extensively by travel agents. The Company anticipates negotiating an agreement to have its schedules and fares available for booking by travel agents through all major CRS vendors in the late second quarter or in the third quarter of 1997. In addition, the Company currently does not participate in the Airlines Reporting Corporation (ARC), the airline industry collection agent for travel agency sales.
In connection with the CRS conversion, the Company will participate in ARC. The Company expects to incur approximately $1.2 million to $1.5 million on computer hardware and software, application fees, deposit requirements and employee training in conjunction with the conversion to CRS and ARC participation.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through March 1998 will cost approximately $6.5 million of which $3.8 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. The Company expects to expend approximately $2.8 million on various capital expenditures, the majority of which relate to improvements to existing aircraft, consolidating the Company's Kansas City operations in a new terminal and leasing 737-200 jet aircraft to replace the 737-300 jet aircraft scheduled to be returned in mid-May and July 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     Limited Operating History; History of Losses; Future
Operating Results Uncertain; Working Capital Deficit.  The
Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of March 31, 1997 had an accumulated deficit of approximately
$49.4 million, a stockholders' deficit of approximately $18.2 million and a working capital deficit of approximately $27.8 million. The Company's limited operating history makes the prediction of future operating results difficult. The Company's future operating results will depend on many factors, including general economic conditions, the cost of jet fuel, the occurrence of events involving other low-cost carriers, potential changes in government regulation of airlines or aircraft and actions taken by other airlines particularly with respect to scheduling and pricing in the Company's current or future routes. A negative change in any one or more of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will achieve profitability at any time in the future.
The Company has been dependent upon equity and debt financings primarily with its principal stockholders during 1996 and 1997.
See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Consumer Concern About Operating Safety at Start-Up Carriers or Type of Aircraft. Aircraft accidents or other safety-related issues involving any carrier, such as the recent accidents involving ValuJet and Trans World Airlines, have had an adverse effect on airline passengers' perceptions regarding the safety of low-cost carriers, particularly with respect to the use of aging aircraft such as the Company's 737-200 jet aircraft. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s or other aircraft that are of the same age as the Company's aircraft could have a material adverse effect on the Company's business, financial condition and results of operations, even though the Company itself may not experience any such problems with its jet aircraft.

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

     Rising Fuel Costs. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately
19.5% of the Company's operating expenses. The Company's average cost per gallon increased from $0.72 per gallon in the three months ended March 31, 1996, to $0.82 per gallon (including taxes and into-plane costs) in the three months ended March 31, 1997. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft (such as the Company's
Boeing 737-300 jet aircraft). Accordingly, the significant increase in the price of jet fuel has resulted in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, the increase in the cost of jet fuel has immediately passed through to the Company by suppliers and the Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company has been able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply has also had a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Number of Aircraft; Aircraft Acquisitions. The Company's fleet consists of eight aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and profitability. The leases relating to the Company's Boeing 737-300 jet aircraft have terms expiring in mid-May and July 1997. The Company has signed a letter of intent for a hush-kitted Boeing 737-200 jet aircraft and expects to take delivery of the aircraft in early June 1997. The market for leased aircraft has become more competitive than it was at the time of the Company's inception, and there can be no assurance that the Company would be able to lease additional aircraft on satisfactory terms or at the time needed. In addition, if the Company is unable to lease a 737-200 jet aircraft with additional fuel tank capacity to replace its 737-300 jet aircraft scheduled to return in mid-July, it may have to curtail the frequency of its flight schedule or schedule a fuel stop on its west-bound flights to its San Francisco and Los Angeles destinations, which flights currently account for a significant portion of the Company's revenues. Further, if the Company is unable to lease additional aircraft that are in compliance with the Stage-3 noise compliance requirements, it will have to make significant capital expenditures to make its aircraft fleet meet such requirements. While the Company currently has plans to purchase or lease one to three additional jet aircraft, two of which would replace the 737-300 jet aircraft, its ability to further expand its operations could be limited by the availability of additional jet aircraft on terms satisfactory to the Company.

     Government Regulation. The Company is subject to 49 U.S.C., Subtitle VII (formerly the Federal Aviation Act of 1958, as amended) (the "Aviation Act"), under which the United States Department of Transportation (the "DOT") and the Federal Aviation Administration (the "FAA") exercise regulatory authority over airlines. This regulatory authority includes, but is not limited to: (i) the initial determination and continuing review of the fitness of air carriers (including financial, managerial, compliance-disposition and citizenship fitness); (ii) the certification and regulation of aircraft and other flight equipment; (iii) the certification and approval of personnel who engage in flight, maintenance and operations activities; and (iv) the establishment and enforcement of safety standards and requirements with respect to the operation and maintenance of aircraft, all as set forth in the Aviation Act and the Federal Aviation Regulations. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. As a result of recent incidents involving airlines, the FAA has increased its review of commercial airlines generally and particularly with respect to small and start-up airlines, such as the Company. During 1996, after extensive FAA investigations, ValuJet suspended operations and Kiwi Airlines substantially reduced its operations before filing for bankruptcy protection, and Mesa Airlines and Western Pacific Airlines were subject to extensive investigations by the FAA. Because of the Company's start-up status, along with other start-up carriers, the Company's operations recently have been subject to increased review by the FAA.

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

     The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet exceeds the current Stage-3 noise compliance requirements
(50% of its fleet Stage-3 compliance), with two of its Boeing
737-200 jet aircraft being equipped with hush kits and its two
Boeing 737-300 jet aircraft satisfying the Stage-3 requirements.
In the event the Company is unable to lease hush kitted 737-200 jet aircraft to replace the 737-300 jet aircraft or finance a hush kit on one of its existing 737-200 jet aircraft, it could have a material adverse effect on the Company's business, financial condition and results of operations. In the future, the Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 75% of its fleet must be Stage-3 compliant by December 31, 1998; and 100% of its fleet must be Stage-3 compliant by December 31, 1999.

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

          On April 30, 1997, the Company completed a 10.3 million private sale of units of securities, each unit consisting of one share of the Company's common stock, $.001 par value, and two redeemable common stock purchase warrants (the "Units"). In connection with the sale of units of Securities, the Company issued 5,150,000 shares of common stock for aggregate proceeds of approximately $10.235 million, net of offering costs of approximately $65,000. Each redeemable common stock purchase warrant entitles the registered holder to purchase one share of common stock, at any time over a five year period, at an exercise price of $2.50. The units were sold to a limited number of "accredited investors," as defined in the Securities Act of 1933, pursuant to an exemption from registration provided by Regulation D promulgated under the Securities Act.

          On May 7, 1997, one of the Company's stockholders agreed to establish an eighteen month $2.0 million guarantee in favor of the Company's credit card processor on behalf of the Company. As consideration for the establishment of this guarantee, the Company issued up to 1,030,928 warrants to purchase shares of Common Stock at an exercise price of $1.94. Upon execution of the guarantee, 412,371 warrants were issued that immediately vested. The remaining 618,557 warrants vest according to the amount of exposure under such guarantee. Each warrant expires ten years from the date of issuance.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None.

ITEM 5.    OTHER INFORMATION
               None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               Exhibit 10.31-- Consulting Agreement between
Vanguard Airlines, Inc. and The Pointe Group, L.L.C.

               Exhibit 11- Statement of Computation of Earnings per Share for the Three-month Periods Ended March 31, 1996 and 1997

               Exhibit 27 - Financial Data Schedule

               (b)  Reports on Form 8-K.
                    None.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature and Title                          Date

/s/John P. Tague                             May 14, 1997
John P. Tague, President and
  and Chief Executive Officer


/s/ William A Garrett                        May 14, 1997
William A. Garrett, Vice President-Finance
  and Chief Financial Officer
  (Principal Financial and Accounting Officer)