Form 10-Q
period 1997-06-30
VANGUARD AIRLINES INC \DE\
filed 1997-08-14
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



(Mark One)


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1997

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

                    Yes  X              No ______

     At June 30, 1997, there were 15,220,514 shares of Common
Stock , par value $.001 per share issued and outstanding.

PART I. - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                     VANGUARD AIRLINES, INC.
                          BALANCE SHEETS

                                               JUNE 30,      DECEMBER 31,
                                                1997             1996

Assets

Current assets:
  Cash and cash equivalents                 $  587,072       $   402,083
  Restricted cash                              329,062         1,822,998
  Accounts receivable,
    less allowance of $229,719
    at June 30, 1997 and
    December 31, 1996                        2,698,784         3,454,418
  Inventory                                    653,377           673,338
  Prepaid expenses and other
    current assets                           4,104,346         3,356,374
  Current portion of deferred
   debt issuance costs - warrants            1,912,286            ----
Total current assets                        10,284,927         9,709,211


Property and equipment, at cost:
  Aircraft improvements and
    leasehold costs                          4,023,896         3,731,046
  Reservation system and
    communication equipment                  1,577,293         1,516,440
  Other property and equipment               2,822,750         2,404,121
                                             8,423,939         7,651,607
  Less accumulated depreciation
    and amortization                        (3,612,065)       (2,601,949)
                                             4,811,874         5,049,658


Other assets:
  Supplemental maintenance
    deposits                                 4,369,969         2,233,988
  Deferred debt issuance
    costs - warrants                         1,011,357              ----
  Leased aircraft deposits                   1,531,000         1,506,000
  Fuel and security deposits                 1,235,100         1,093,185
  Other                                        874,645           726,205
                                             9,022,071         5,559,378

Total assets                              $ 24,118,872      $ 20,318,247

                     VANGUARD AIRLINES, INC.
                    BALANCE SHEETS (CONTINUED)


                                               June 30,      December 31,
                                                 1997            1996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Line of credit                          $  2,275,000      $  5,000,000
  Notes payable to related
    parties                                  5,523,816         2,500,000
  Accounts payable                          12,640,588         8,404,196
  Accrued expenses                           3,274,094         3,652,162
  Accrued maintenance                        5,133,182         4,684,550
  Air traffic liability                      6,408,278         6,609,609
  Current portion of capital
    lease obligations                           65,539           155,575
Total current liabilities                   35,320,497        31,006,092

Accrued maintenance, less
  current portion                            3,070,958         2,547,088

Capital lease obligations,
  less current portion                           1,913             3,084

Commitments

Stockholders' deficit:
  Common Stock, $.001 par value:
   Authorized shares - 50,000,000:
   Issued and outstanding shares
   - 15,220,514 in 1997 and
   9,982,452 in 1996                            15,220             9,982
  Additional paid-in capital                42,238,403        28,283,996
  Accumulated deficit                      (56,459,371)      (41,446,057)
                                           (14,205,748)      (13,152,079)
  Deferred stock compensation                  (68,748)          (85,938)
Total stockholders'deficit                 (14,274,496)      (13,238,017)
Total liabilities and stockholders'
  deficit                                 $ 24,118,872      $ 20,318,247



See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF OPERATIONS



                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                  JUNE 30,               JUNE 30,
                              1996        1997       1996          1997

Operating revenues:
 Passenger
   revenues              $19,772,696 $20,416,496 $32,972,370  $40,853,957
 Other                       955,837   1,236,541   1,812,678    2,291,519
Total operating
 revenues                 20,728,533  21,653,037   34,785,048  43,145,476

Operating expenses:
 Flying
  operations               4,382,614   4,614,371    8,291,557   9,285,360
 Aircraft fuel             4,139,440   4,443,272    7,190,982  10,102,200
 Maintenance               3,372,247   5,281,288    6,544,289   9,950,970
 Passenger
  service                  1,696,533   1,985,808    3,063,060   3,865,752
 Aircraft and
  traffic
  servicing                3,723,933   4,217,794    7,610,388   8,878,442
 Promotion and
  sales                    3,998,101   5,839,127    7,359,926  11,451,671
 General and
  administrative             968,247   1,327,020    1,816,743   2,564,761
 Depreciation and
  amortization               342,213     492,212      709,296   1,012,213
Total operating
 expenses                 22,623,328  28,200,982   42,586,241  57,111,369

Operating loss           (1,894,795) (6,547,855)   (7,801,193 (13,965,893)

Other income (expense):
 Deferred debt
  issuance cost              ----     (461,190)       ----       (790,357)
 Interest income               6,797     17,099        33,021      40,199
 Interest expense           (13,987)   (181,018)      (29,959)   (387,263)
Total other
 income (expense),
 net                         (7,190)   (625,109)       3,062   (1,137,421)
Net loss                $(1,901,985)$(7,172,964) $(7,798,131)$(15,103,314)

Net loss
per share                  $  (0.22)    $(0.53)      $(0.91)      $(1.29)

Weighted average
 common and
 common equivalent
 shares
 outstanding               8,598,074 13,521,579   8,574,255    11,752,477



See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF CASH FLOWS


                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                     1996        1997

OPERATING ACTIVITIES:
Net loss                                        $(1,901,985) $(7,082,964)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and amortization                    342,213      492,212
   Loss on sale and disposal of
   property and equipment                              ----       52,224
 Compensation related to stock options                8,588        8,595
   Debt issuance cost amortization                     ----      461,190
   Provision for uncollectible accounts              20,294       15,225
   Changes in operating assets and liabilities:
     Restricted cash                               (800,000)     768,948
     Accounts receivable                           (537,284)      26,123
     Inventory                                     (141,373)      14,310
     Prepaid expenses and other
       current assets                               184,111       11,208
     Deposits on leased aircraft,
      fuel and other                                138,851   (1,267,577)
     Accounts payable                             1,464,921    1,269,116
     Accrued expenses and
      accrued maintenance                           537,700       513,020
     Air traffic liability                           144,324  (1,084,920)

Net cash used in operating activities              (539,640)  (5,803,290)

INVESTING ACTIVITIES:
Purchase of property and equipment               (1,167,496)    (283,674)

FINANCING ACTIVITIES:
Proceeds from sale of common stock,
 net of offering costs                                 ----      235,000
Proceeds from exercise of options                    11,935       10,369
Proceeds from line of credit                           ----         ----
Principal payments on line of credit                   ----         ----
Deferred public offering costs                      (20,199)        ----
Principal payments on notes payable                 (41,667)        ----
Proceeds from issuance of notes payable
 from related parties                                  ----    5,523,816
Principal payments on capital
 lease obligations                                  (42,176)     (46,335)
Net cash provided by (used in)
 financing activities                               (92,107)   5,722,850

Net increase (decrease) in cash
 and cash equivalents                            (1,799,243)    (364,114)
Cash and cash equivalents,
 beginning of period                              1,031,511      951,186
Cash and cash equivalents,
 at end of period                                $ (767,732)  $  587,072

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                     1996        1997


OPERATING ACTIVITIES:
Net loss                                        $(7,798,131) (15,013,314)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and amortization                    709,296    1,012,213
   Loss on sale and disposal of
    property and equipment                             ----      108,524
   Compensation related to stock
     options                                         24,693       17,190
   Debt issuance cost amortization                     ----      790,357
   Provision for uncollectible accounts              30,139       41,661
   Changes in operating assets
     and liabilities:
     Restricted cash                               (800,000)   1,493,936
     Accounts receivable                         (1,404,040)     713,973
     Inventory                                     (197,101)      19,961
     Prepaid expenses and other
       current assets                              (147,832)    (747,972)
     Deposits on leased aircraft,
       fuel and other                              (128,754)   (2,451,336)
     Accounts payable                             3,104,119     4,236,392
     Accrued expenses and accrued
       maintenance                                  414,219      316,434
     Air traffic liability                        4,230,102     (201,331)

Net cash used in operating activities            (1,963,290)   (9,663,312)

INVESTING ACTIVITIES:
Purchase of property and equipment               (2,177,634)    (604,953)

FINANCING ACTIVITIES:
Proceeds from sale of common stock,
 net of offering costs                                 ----      235,000
Proceeds from exercise of options                    20,193       10,645
Proceeds from line of credit                           ----    2,275,000
Principal payments on line of credit                   ----   (5,000,000)
Deferred public offering costs                      (20,199)        ----
Principal payments on notes payable                 (41,667)        ----
Proceeds from issuance of notes payable
 from related parties                                  ----    13,023,816
Principal payments on capital
 lease obligations                                  (76,775)     (91,207)
Net cash provided by (used in)
 financing activities                              (118,448)  10,453,254

Net increase (decrease) in cash
 and cash equivalents                            (4,259,372)     184,989
Cash and cash equivalents,
 beginning of period                              3,491,640      402,083
Cash and cash equivalents,
 at end of period                                 $(767,732)    $587,072

                     VANGUARD AIRLINES, INC.
               STATEMENTS OF CASH FLOWS (CONTINUED)



                                THREE MONTHS             SIX MONTHS
                                ENDED JUNE 30,          ENDED JUNE 30,
                                1996      1997         1996         1997

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during
 the period for
 interest                      $13,987 $   36,794      $ 29,958  $  96,267

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:
Conversion of notes
 payable from
 related parties                $----  $10,000,000   $   ---  $10,000,000
 to common stock
Aircraft leasehold
 costs associated
 with accrued
 maintenance                    $----  $   278,000   $    ---   $ 278,000
Deferred debt
 issuance costs
 recorded in
 conjunction
 with warrants
 issued                         $----  $   714,000  $     ---  $3,714,000
Aircraft improvements
 financed through
 the issuance of
 notes payable                  $----  $  ----     $1,000,000  $     ----
Capital leases
 entered into for
 property and
 equipment                     $18,496 $  ----     $  134,031  $     ----


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

          The balance sheet as of June 30, 1997, the statements of operations for the three and six months ended June 30, 1997 and 1996, and the statements of cash flows for the three and six months ended June 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

          The results of operations for the three or six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur losses and generates negative cash flows from operations. In addition, the Company has a significant working capital deficit. As a result, the Company has been dependent upon financings from its major stockholders. There can be no assurance as to the availability of future financings. Theses factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Management's plans include raising additional capital and securing additional bank financing to fund ongoing operations and possible expansion of operations. Management's plans also include actions designed to achieve long-term profitablilty, including the introduction of a revised schedule (and the market place acceptance of such schedule), participation in certain airline industry's computerized reservation systems ("CRS"), increased focus on the price-sensitive business traveler, pricing strategies to maximize passenger revenue and new cost controls. The Company does not anticipate generating sufficient cash flow from operations during the remainder of the third and fourth quarters of 1997. The Company's ability to raise additional cash through equity or debt financings that may be required for operations or expansion during the remainder of 1997 and early 1998 will likely be dependent upon the Company's success implementing the factors described above and its ability to reduce its losses and operate at profitable levels during selected months of 1998. There can be no assurance that these efforts or its ability to provide for the necessary cash requirements of the Company will be successful. There can be no assurance that management can provide for the Company's capital requirements that may be necessary or that the Company's major stockholders will continue to provide cash through the issuance of unsecured demand notes payable.

2.  RECLASSIFICATIONS

          Certain amounts disclosed in the three months and six months ended June 30, 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS

          In February 1997, the Financial Accounting Standards
Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.
Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.
The calculations of net loss per share for the three months and six months ended June 30, 1997 and 1996 under Statement No. 128 will not be impacted as the effect of outstanding stock options during these periods was antidilutive.

4.  NET LOSS PER SHARE

          For the three months and six months ended June 30, 1997 and 1996, the computation of net loss per share was based on the weighted average number of outstanding common shares.
Outstanding stock options and warrants were not included in the calculation of net loss per share as their effect was antidilutive.

5.  LINES OF CREDIT

          In January 1997, the Company entered into a bank line of credit agreement that permits borrowings up to $2,275,000, with interest payable monthly at the prime rate published in The Wall Street Journal. At June 30, 1997 the Company had outstanding borrowings of $2,275,000. This line of credit matured on July 31, 1997 and, subsequently, was extended through January 31, 1998. The line of credit and renewal thereof is guaranteed by major stockholders of the Company (the Guarantors). In connection with the execution of the agreement and related guarantee, the Company agreed to issue the Guarantors warrants to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $1.00. Upon execution of the agreement, the Company issued 910,000 warrants that vested immediately. Accordingly, effective January 31, 1997, the estimated fair value of the warrants issued of $1,100,000 was recorded as deferred debt issuance costs in the accompanying balance sheet and is being charged to expense over the term of the guarantee. The remaining warrants vest quarterly and the number is dependent on the amount of borrowings against the line, as defined in the agreement. In April and July 1997, the Company issued in each month an additional 227,500 warrants under the agreement. Accordingly, effective April 30, and July 31, 1997, the estimated fair value of the warrants issued of $197,000 and $120,000, respectively, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Each warrant expires 10 years from the date of issuance.

6.   FINANCIAL INSTRUMENTS

          In January 1997, the Company completed a $4,000,000 letter of credit facility in favor of the Company's credit card processor. The letter of credit facility expires in January 1998 and was established by a major stockholder of the Company. As consideration for establishing the letter of credit, the Company granted up to 4,000,000 warrants to the stockholder to purchase shares of the Company's common stock at an exercise price of $1.00. Upon execution of the letter of credit, the Company issued 1,600,000 warrants that vested immediately. Accordingly, in January 1997, the estimated fair value of the warrants issued of $1,900,000 was recorded as deferred debt issuance costs in the accompanying balance sheet and is being charged to expense over the term of the guarantee. The remaining 2,400,000 warrants vest quarterly according to the amount of exposure under such letter of credit, as defined in the agreement. In April and July 1997, the Company issued an additional 400,000 warrants under the agreement. Accordingly, in April and July 1997, the estimated fair value of the warrants issued of $367,000 and $211,000, respectively, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Each warrant expires 10 years from the date of issuance. In addition, the Company granted such stockholder a security interest in all credit card receivables processed by the Company's credit card processor.

          In May 1997, the Company completed a $2,000,000 guarantee facility in favor of the Company's credit card processor. The guarantee facility expires in January 1999 and was established by a major stockholder of the Company. As consideration for establishing the guarantee, the Company agreed to issue up to 1,030,928 warrants to the majority stockholder to purchase shares of the Company's common stock at an exercise price of $1.94. Upon execution of the guarantee, the Company issued 412,371 warrants that vested immediately. Accordingly, in May 1997, the estimated fair value of the warrants issued of $150,000 was recorded as deferred debt issuance costs and is being charged to expense over the term of the facility. The remaining 618,557 warrants vest quarterly according to the amount of exposure under such guarantee, as defined in the agreement. Each warrant expires 10 years from the date of issuance. In addition, the Company granted the majority stockholder a security interest in all credit card receivables processed by the Company's credit card processor.

7.  NOTES PAYABLE TO RELATED PARTIES

          At June 30, 1997, the Company had  $5,523,816
outstanding under unsecured demand notes payable from the majority stockholder of the Company with interest payable at a rate of 8.0%. During July and August, 1997, the Company entered into additional unsecured demand notes payable totaling
$3,250,000 with the major stockholders of the Company with interest payable at a rate of 8.0%.

8.   STOCKHOLDERS' EQUITY

          In April 1997, the Company completed a private sale of units of securities, each consisting of one share of common stock and two redeemable common stock purchase warrants. In connection with the sale, the Company issued 5,150,000 shares of common stock for aggregate proceeds of approximately $10,235,000, net of offering costs of approximately $65,000. Each redeemable warrant entitles the holder to purchase, at any time over a five-year period commencing after the sale closing, one share of common stock at an exercise price of $2.50. The redeemable warrant exercise price is subject to adjustment under certain circumstances as defined in the warrant agreement. The Company has the right to redeem the warrants at a redemption price of $0.05 per warrant on 45 days' prior notice if the average closing bid price of the Company's common stock equals or exceeds $2.50 for any 20 days within a period of 30 consecutive trading days, as defined by the warrant agreement. The Company issued 5,000,000 shares of common stock to the majority stockholders in lieu of repayment of $10,000,000 notes payable to related parties that were outstanding at the closing of the offering.

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

COMPANY

Vanguard is a low-fare airline offering convenient, scheduled jet service primarily from its hub in Kansas City, catering to both business and leisure travelers. The Company serves markets with a high volume of passenger traffic and with limited or no low-fare air service. The Company currently operates seven leased Boeing 737-200 jet aircraft and anticipates delivery of an eighth Boeing 737-200 jet aircraft on September 1, 1997. The Company operates 49 daily weekday flights between Kansas City and Atlanta, Chicago/Midway, Dallas/Fort Worth, Denver, Des Moines, Las Vegas, Los Angeles, Minneapolis/St. Paul, San Francisco, Orlando and Tampa/St. Petersburg. The Company also operates four flights per day between Minneapolis/St. Paul and Chicago/Midway. The Company will discontinue service to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg on September 2, 1997. On September 3, 1997, the Company will initiate service to New York/JFK. The Company also provides limited charter services. The Company to date has not operated profitably during a quarterly reporting period.

     The Company's operating revenues are derived principally from the sale of airline services to passengers and are recognized when transportation is provided. Total operating revenues are primarily a function of fare levels and the number of seats sold per flight. The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to operating revenues and low profit margins. The Company's principal business strategy is to provide airline services to high passenger volume markets from its hub in Kansas City that are not serviced by other low fare airlines.

     The primary factors expected to affect the Company's future operating revenues are the Company's ability to offer and maintain competitive fares, the reaction of existing competitors to the commencement of operations by the Company in a particular market (including changes in their fare structure and schedule), the possible entry of other low-fare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-cost carriers, passengers' perceptions regarding the safety of low-cost carriers and general economic conditions. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided and rent for gates and other facilities. The Company has a limited history of operations and since its inception on April 25, 1994 has experienced significant losses. As of June 30, 1997, the Company had an accumulated deficit of $56.5 million and stockholders' deficit of $14.3 million. As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to predict the future operating results of the Company.

OVERVIEW

Certain amounts and percentages disclosed in management's discussion and analysis of financial condition and results of operations for the six and three months ended June 30, 1996 have been changed to conform to the 1997 presentation.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS
     ENDED JUNE 30, 1996

     OPERATING REVENUES

     Total operating revenues increased approximately 24% from approximately $34.8 million for the first six months of 1996 to approximately $43.1 million for the first six months of 1997. This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights offset by the drop in passenger yield per revenue passenger mile. During the first six months of 1996, the Company averaged 42 flights per day which increased to 54 flights per day during the first six months of 1997. The Company began flying a new route structure on December 21, 1996, which included the initiation of services from Kansas City to Atlanta, Ft. Myers, Las Vegas, Miami, Orlando and Tampa/St. Petersburg as well as non-stop service between Chicago and Kansas City. This route restructuring refocused the Company's strategy by creating a Kansas City hub. Total available seat miles ("ASMs") increased approximately 38%, from approximately 516 million during the first six months ended of 1996 to approximately 714 million during the first six months of 1997. Revenue passenger miles ("RPMs") increased approximately 27% from approximately 338 million during the first six months of 1996 to approximately 430 million during the first six months of 1997. The increase in ASMs was primarily attributable to an increase in the number of daily flights and the addition of destinations with greater flight lengths. The increase in RPMs was primarily attributable to an increase in the number of daily flights, the number of passengers on those additional flights and the addition of destinations with greater flight lengths. Load factor decreased from approximately 66% for the first six months of 1996 to approximately 60% for the first six months of 1997. This decrease was primarily the result of a 38% increase in capacity and the addition of destinations with greater flight lengths while experiencing only a 7% increase in the number passengers.

     Passenger yield per RPM decreased approximately 3% from approximately 9.8 cents for the first six months of 1996 to approximately 9.5 cents for the first six months of 1997. The Company had to discount fares to stimulate travel in a number of the new markets that were introduced in conjunction with the Company's major route restructuring in December 1996. In addition, with the initiation of the new route structure, the Company's average stage length increased to 596 miles from
502 miles during the first six months of 1997 compared to the
first six months of 1996.   The Company offered promotional fares
on its new city pairs throughout the first six months of 1997, which routes accounted for approximately 32% of the system wide ASMs during this period. During 1996 and 1997, the Company attempted to increase fares in selected markets in order to improve passenger yield. The Company cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 90 days (180 days as of March 24, 1997) after the flight date, the customer may use the value of the unused reservation for transportation, less a $50 ($25 through October 1996) service charge. These operating revenues were approximately $1.1 million (approximately 3.25% of operating revenue) and approximately $1.7 million (approximately 3.85% of operating revenues) in the six months ended June 30, 1996 and the six months ended June 30, 1997, respectively.

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

                              SIX MONTHS ENDED JUNE 30,
                                   1996                1997

                                PERCENT     CENTS     PERCENT          CENTS
                                   OF        PER        OF              PER
                                REVENUES     ASM      REVENUES          ASM


Total operating
 revenues                        100.0%  6.75 cents    100.0%      6.05 cents
Operating expenses:
 Flying operations                23.8%  1.61 cents     21.5%      1.30 cents
 Aircraft fuel                    20.7   1.39 cents     23.4       1.42 cents
 Maintenance                      18.8   1.27 cents     23.1       1.40 cents
 Passenger service                 8.8    .59 cents      9.0        .54 cents
 Aircraft and traffic
  servicing                       21.9   1.48 cents     20.6       1.24 cents
 Promotion and sales              21.2   1.43 cents     26.5       1.60 cents
 General and
   administration                  5.2    .35 cents      5.9        .36 cents
 Depreciation and
  amortization                     2.0    .14 cents      2.4        .14 cents
Total operating
 expenses                        122.4   8.26 cents    132.4       8.00 cents
Total other income
 (expense), net                    0.0    .00 cents    (2.6)     (.16) cents
Net loss                         (22.4%)(1.51 cents)  (35.0%)    (2.11 cents)

     Flying operations expenses include aircraft lease expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 12% from approximately $8.3 million (approximately 24% of operating revenues) for the first six months of 1996 to approximately $9.3 million (approximately
22% of operating revenues) for the first six months of 1997.
This increase was primarily attributable to the increase in the number of departures and the increase in the number of aircraft.
The number of departures increased approximately 20% from 8,168 for the first six months of 1996 to 9,838 for the first six months of 1997. In addition, the Company leased three additional jet aircraft in late 1995 and early 1996, two of which were newer, more advanced Boeing 737-300 jet aircraft which have a larger capacity and substantially higher lease and insurance costs. Flying operations expenses decreased as a percentage of operating revenue as a result of the increase in flying and revenue generated from the Company's fleet, especially the 737-300 jet aircraft, during the first six months of 1997 versus the same period in 1996.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel cost increased approximately 40% from approximately $7.2 million (approximately 21% of operating revenues) for the first six months of 1996 to approximately $10.1 million (approximately 23% of operating revenues) for the first six months of 1997. Higher fuel expense is directly related to the increase in ASMs flown by the Company and increased cost per
gallon in the first six months of 1997 versus 1996.   Fuel cost
per ASM increased 0.3 cents or 2% from 1.39 cents in the first six months of 1996 to 1.42 cents in the first six months of 1997 primarily due to an increase in average fuel price per gallon. Specifically, the average price increased from $0.74 per gallon (including taxes and into-plane costs) in the first six months of 1996 to $0.77 per gallon in the first six months of 1997, a 4% increase. The Company will continue to seek to pass on significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on these increased costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 52% from approximately $6.5 million (approximately 19% of operating revenues) for the first six months of 1996 to approximately
$10.0 million (23% of operating revenues) for the first six months of 1997. This increase was primarily due to the increase in block hours and cycles flown. In addition, during the later part of 1996 and 1997, the Company incurred charges related to certain Boeing 737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for major scheduled airframe, engine and landing gear maintenance checks. As a result, in the fourth quarter of 1996 and again in the second quarter of 1997, the Company increased the monthly maintenance provisions for major scheduled maintenance checks. In the second quarter of 1997, the Company also provided for the underaccrual of completed major maintenance checks. The Company deposits funds with its aircraft lessors to cover a portion of the cost of its future major scheduled maintenance. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Additionally, the Company significantly increased the capacity of its in-house maintenance department subsequent to January 1, 1997. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements.
The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at Chicago/Midway and Minneapolis/St. Paul airports.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately 26% from approximately $3.1 million (approximately 9% of operating revenues) for the first six months of 1996 to approximately $3.9 million (approximately 9% of operating revenues) for the first six months of 1997. This increase was primarily due to the 38% increase in ASMs and the 27% increase in RPMs. Passenger service expenses per ASM decreased approximately 8% from approximately .59 cents for the first six months of 1996 to .54 cents for the first six months of 1997. This decrease per ASM is primarily due to the addition of destinations with greater flight lengths in the period from June 30, 1996 to June 30, 1997. The average stage length increased 19% from 502 miles in the first six months of 1996 to 596 miles in the first six months of 1997.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 17% from approximately $7.6 million (approximately 22% of operating revenues) in the first six months of 1996 to approximately $8.9 million (approximately 21% of operating revenues) in the first six months of 1997. This increase was primarily due to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 20% from 8,168 during the first six months of 1996 to 9,838 during the first six months of 1997. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between the first six months of 1997 and the first six months of 1996. The decrease of .24 cents per ASM was primarily due to the 19% increase in average stage length from 502 miles to 596 miles in the first six months of 1996 and 1997, respectively.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 56% from approximately $7.4 million (approximately 21% of operating revenues) in the first six months of 1996 to approximately $11.5 million (approximately 27% of operating revenues) in the first six months of 1997. This increase was primarily the result of an increase in cities served, reflecting the Company's practice to increase advertising when new cities are introduced in order to create brand awareness in addition to the Company's strategy to increase spending on advertising programs in existing cities. The Company incurred significant increases in late 1996 and early 1997 promoting its major route restructuring, which created the Kansas City hub. In addition, the Company's reservation operations expanded in May 1996 with the opening of a new reservation center in Lawrence, Kansas. The average promotion and sales cost per passenger increased $4.95 or 45% from $10.93 in the first six months of 1996 to $15.88 in the first six months of 1997.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses increased approximately $748,000 from approximately $1.8 million (approximately 5% of operating revenues) in the first six months of 1996 to approximately $2.6 million (approximately 6% of operating revenues) in the first six months of 1997. The increase in general and administrative expenses as a percentage of operating revenues and on a per ASM basis in 1997 was primarily attributable to the increase in administrative personnel in the Company's accounting , MIS and legal departments as well as initiation of directors and officers insurance coverage.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 43% from approximately $709,000 (approximately 2% of operating revenues) in the first six months of 1996 to approximately $1.0 million (approximately 2% of operating revenues) in the first six months of 1997. This increase was primarily the result of improvements to new and existing aircraft and gate space at the Kansas City Airport and those costs associated with modifications to the Company's reservation system. In addition, the Company incurred two full quarters of depreciation and amortization charged in the first six months of 1997 on property and equipment added in the first six months of 1996.

     Other income (expense), net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit and the bank line of credit agreements, each executed in January 1997 as discussed in Notes 5 and 6, the Company issued certain stockholders warrants to purchase shares of common stock at an exercise price of $1.00 per share. Accordingly, the estimated fair value of the warrants issued related to each agreement totaling $3,654,000 during the six months ended June 30,1997 was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense increased during the first six months of 1997, as a result of borrowings against the line of credit and the addition of notes payable to related parties during the first six months of 1997.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE
     MONTHS ENDED JUNE 30, 1996

     OPERATING REVENUES

     Total operating revenues increased approximately 4% from approximately $20.7 million for the three months ended June 30, 1996 to approximately $21.7 million for the three months ended June 30, 1997. This increase was primarily attributable to an increase in the number of daily flights and passenger yield per revenue passenger mile. During the second quarter 1996, the Company averaged 48 flights per day which increased to 51 flights per day during the second quarter 1997. The Company began flying its new route structure on December 21, 1996 which included the initiation of service from Kansas City to Atlanta, Ft. Myers, Las Vegas, Miami, Orlando and Tampa/St. Petersburg as well as non-stop service between Chicago/Midway and Kansas City. This route restructuring refocused the Company's strategy by creating a Kansas City hub. ASMs increased approximately 15%, from approximately 292 million during the three months ended June 30, 1996 to approximately 335 million during the three months ended June 30, 1997. RPMs decreased approximately 2% from approximately 210 million during the three months ended June 30, 1996 to approximately 205 million during the three months ended June 30, 1997. The increase in ASMs was primarily attributable to an increase in the number of daily flights and the addition of destinations with greater flight lengths. The decrease in RPMs was primarily attributable to a 9% decrease in the number of passengers on those flights. Load factor decreased from approximately 72% for the three months ended June 30, 1996 to approximately 61% for the three months ended June 30, 1997. This decrease was primarily the result of the significant increase in capacity from the Company's December route restructuring coupled with a reduction in market demand for the Company's product.

     Passenger yield per RPM increased approximately 6% from approximately 9.4 cents for the three months ended June 30, 1996 to approximately 10.0 cents for the three months ended June 30, 1997. The Company began to increase fares in a number of the new markets that were introduced in conjunction with the Company's major route restructuring in December 1996. In addition, with the initiation of the Company's new route structure, average stage length increased to 591 miles from 552 miles during the quarters ended June 30, 1997 and 1996, respectively. The Company's favorable increase in passenger yield per RPM of .6 cents came at the expense of a decrease in load factor of 11 points. During 1996 and 1997, the Company attempted to increase fares in mature markets in order to improve passenger yield. The Company cannot predict future fare levels, which depend to a substantial extent on actions of competitors. When the sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 90 days (180 days as of March 24, 1997) after the flight date, the customer may use the value of the unused reservation for transportation, less a $50 ($25 through October
1996) service charge. These operating revenues were approximately $915,000 (approximately 4% of operating revenues) and approximately $628,000 (approximately 3% of operating revenues) in the three months ended June 30, 1996 and the three months ended June 30, 1997, respectively.

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

                              THREE MONTHS ENDED MARCH 31
                                   1997                1996

                                PERCENT     CENTS    PERCENT           CENTS
                                   OF        PER       OF              PER
                                REVENUES     ASM     REVENUES           ASM


Total operating
 revenues                        100.0%  6.47 cents   100.0%      7.09 cents
Operating expenses:
 Flying operations                21.3%  1.38 cents    21.1%      1.50 cents
 Aircraft fuel                    20.5   1.33 cents    20.0       1.42 cents
 Maintenance                      24.4   1.58 cents    16.3       1.15 cents
 Passenger service                 9.2    .59 cents     8.2        .58 cents
 Aircraft and traffic
  servicing                       19.5   1.26 cents    18.0       1.27 cents
 Promotion and sales              27.0   1.74 cents    19.3       1.37 cents
 General and
   administration                  6.1    .40 cents     4.7        .33 cents
 Depreciation and
  amortization                     2.2    .14 cents     1.6        .12 cents
Total operating
 expenses                        130.2   8.42 cents   109.2       7.74 cents
Total other income
 (expense), net                  (2.9)  (.19) cents     0.0        .00 cents
Net loss                         (33.1%)(2.14 cents)   (9.2%)     (.65 cents)

     Flying operations expenses include aircraft lease expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 5% from approximately $4.4 million (approximately 21% of operating revenues) for the three months ended June 30, 1996 to approximately $4.6 million (approximately 21% of operating revenues) for the three months ended June 30, 1997. This increase was primarily attributable to the increase in the number of departures and the increase in the number of block hours flown. The number of departures increased approximately 6% from 4,391 for the three months ended June 30, 1996 to 4,656 for the three months ended June 30, 1997. Flying operations expenses remained consistent as a percentage of operating revenue as a result of an increase in block hours flown offset by a decrease in base aircraft rent as a result of the change in the Company's aircraft fleet.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel cost increased approximately 7% from approximately $4.1 million (approximately 20% of operating revenues) for the three months ended June 30, 1996 to approximately $4.4 million (approximately 21% of operating revenues) for the three months ended June 30, 1997. Higher fuel expense is directly related to the increase in ASMs flown by the Company in the second quarter of 1997 versus 1996. Fuel cost per ASM decreased 0.09 cents or 6% from 1.42 cents in the three months ended June 30, 1996 to 1.33 cents in the three months ended June 30, 1997 primarily due to a decrease in fuel price per gallon in the three months ended June 30, 1997 as compared to the same period in 1996. Specifically, the average price decreased from $0.76 per gallon (including taxes and into-plane costs) in the three months ended June 30, 1996 to $0.71 per gallon in the three months ended June 30, 1997, a 6% decrease.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 57% from approximately $3.4 million (approximately 16% of operating revenues) for the three months ended June 30, 1996 to approximately $5.3 million (24% of operating revenues) for the three months ended June 30, 1997. During the later part of 1996 and 1997, the Company incurred charges related to certain
Boeing 737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for major scheduled airframe, engine and landing gear maintenance checks. As a result, in the fourth quarter of 1996 and again in the second quarter of 1997, the Company increased the monthly maintenance provisions for major scheduled maintenance checks. In the second quarter of 1997, the Company also provided for the underaccrual of completed major maintenance checks. The Company deposits funds with its aircraft lessors to cover a portion of the cost of its future major scheduled maintenance. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. The increase in maintenance expense was further attributable to the increase in block hours and cycles flown in the three months ended June 30, 1997 as compared to 1996. Additionally, the Company significantly increased the capacity of its in-house maintenance department subsequent to January 1, 1997. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements. The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at Chicago/Midway and Minneapolis/St. Paul airports.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately 17% from approximately $1.7 million (approximately 8% of operating revenues) for the three months ended June 30, 1996 to approximately $2.0 million (approximately 9% of operating revenues) for the three months ended June 30, 1997. This increase was primarily due to the 15% increase in ASMs in the three months ended June 30, 1997 as compared to 1996.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 13% from approximately $3.7 million (approximately 18% of operating revenues) in the three months ended June 30, 1996 to approximately $4.2 million (approximately 19% of operating revenues) in the three months ended June 30, 1997. This increase was primarily due to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 6% from 4,391 during the three months ended June 30, 1996 to 4,656 during the three months ended June 30, 1997.

     Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 46% from approximately $4.0 million (approximately 19% of operating revenues) in the three months ended June 30, 1996 to approximately $5.8 million (approximately 27% of operating revenues) in the three months ended June 30, 1997. This increase was primarily the result of an increase in cities served, reflecting the Company's practice to increase advertising when new cities are introduced in order to create brand awareness in addition to the Company's strategy to increase spending on advertising programs in existing cities.
The Company incurred significant increases in late 1996 and early 1997 promoting its major route restructuring, which created the Kansas City hub. In addition, the Company's reservation operations expanded in May 1996 with the opening of a new reservation center in Lawrence, Kansas. The average promotion and sales cost per passenger increased $6.35 or 60% from $10.53 in the three months ended June 30, 1996 to $16.89 in the three months ended June 30, 1997.

     General and administrative expenses include the wages and benefits for the Company's executive and various other administrative personnel, the costs for office supplies, office rent, legal, accounting and other miscellaneous expenses.
General and administrative expenses increased approximately 37% from approximately $968,000 (approximately 5% of operating revenues) in the three months ended June 30, 1996 to $1.3 million (approximately 6% of operating revenues) in the three months ended June 30, 1997. The increase in general and administrative expenses was primarily attributable to the increase in administrative personnel in the Company's accounting , MIS and legal departments as well as initiation of directors and officers insurance coverage.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 44% from $342,000 (approximately 2% of operating revenues) in the three months ended June 30, 1996 to $492,000 (approximately 2% of operating revenues) in the three months ended June 30, 1997. This increase was primarily the result of improvements to new and existing aircraft and gate space at the Kansas City Airport and costs associated with modifications of the Company's reservation system as well as a full quarter of depreciation and amortization charged in the three months ended June 30, 1997 on property and equipment added in the three months ended June 30, 1996.

     Other income (expense), net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit and the bank line of credit agreements, each executed in January 1997 as discussed in Notes 5 and 6, the Company issued certain stockholders warrants to purchase shares of common stock at an exercise price of $1.00 per share. Accordingly, the estimated fair value of the warrants issued related to each agreement totaling $3,564,000 during the six months ended June 30, 1997 was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense increased during the three months ended June 30, 1997, as a result of borrowings against the line of credit and the addition of notes payable to related parties during the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, the proceeds from its initial public offering of its Common Stock and the issuance of debt. The Company has received net proceeds from the sale of its equity securities aggregate approximately $36.4 million, of which $10.3 million was received in April 1997. In addition, the Company has utilized and continues to utilize current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected.

      On January 30, 1997, the Company established a six-month $2.275 million line of credit with Commerce Bank, N.A. (Wichita, KS), all of which is outstanding as of the date of the Prospectus. The Line of Credit is guaranteed by major stockholders of the Company. On August 1, 1997, the Company renewed the line of credit and the guaranties for an additional six months. In consideration for an agreement to guarantee the Company's line of credit for two years, the Company granted warrants to purchase up to 2,275,000 shares of the Company's Common Stock. See "Certain Transactions." There can be no assurance that a replacement $2.275 million line of credit will be available on acceptable terms, if at all, prior to its maturity. In the event that the Company is unable to replace or extend the line of credit prior to January 31, 1998, the Company would be required to utilize available cash balances, which would materially adversely affect the Company's then current cash position. There can be no assurance that the Company will have adequate cash resources to pay down the line of credit.

     On January 17, 1997, one of the Company's major stockholders agreed to establish a two-year $4.0 million letter of credit on behalf of the Company in favor of the Company's credit card processor in order to reduce required restricted cash balances with such processor. On May 7, 1997 major stockholders of the Company agreed to establish a two-year $2.0 million guarantee on behalf of the Company in favor of the Company's credit card processor in order to further reduce required restricted cash balances with such processor to secure its increased exposure due to increased advance ticket sales. In consideration for these agreements, the Company granted warrants to purchase up to 1,030,928 shares of the Company's Common Stock. See "Certain Transactions." The Company anticipates increased requirements with respect to restricted cash balances and there can be no assurance that the Company's principal stockholders will increase the letter of credit or guarantee or that the Company's use of cash from operations to secure the credit card processor will not have a material adverse effect on the Company's liquidity.

     During April through August 1997, the Company borrowed an aggregate $8.77 million from major stockholders of the Company in the form of unsecured demand notes payable (collectively, the "Notes"). The proceeds received in connection with these Notes are being used for working capital purposes. The Notes accrue interest at 8.0%. The Company anticipates using a portion of the proceeds from the Rights Offering to repay a portion of the Notes. There can be no assurance that the Company's major stockholders will continue to provide cash through the issuance of unsecured demand notes payable.

     During the six months ended June 30, 1997, the Company has not generated sufficient passenger ticket sales to provide for its operational cash needs. During the six months ended June 30, 1997, the Company's operating activities resulted in a cash flow deficit of $9.7 million. These cash flow deficits have been funded primarily through the sale of equity securities and debt borrowings, as discussed above. At June 30, 1997, the Company had cash and cash equivalents of approximately $587,000. The Company had a working capital deficit at June 30, 1997 of approximately $25.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Further, the financial statements incorporated by reference herein and the financial information presented herein were prepared assuming the Company will continue as a going concern and, as such, do not include any adjustments that might result from the outcome of this uncertainness.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through June 1998 will cost approximately $6.9 million, of which $4.0 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. The Company expects to expend approximately $1.9 million on various capital expenditures related to the upgrade of the Company's reservation systems and improvements to existing aircraft. The Company plans to enter into aircraft operating lease agreements for up to four additional aircraft through June 1998. Deposit requirements for these aircraft will approximate $2.7 million and such deposit amounts will vary based on age of aircraft, the Company's financial position and the availability of Boeing 737-200 jet aircraft.

     Management's plans include raising additional capital and securing additional bank financing to fund ongoing operations and possible expansion of operations. Management's plans also include actions designed to achieve long-term profitablilty, including the introduction of a revised schedule (and the market place acceptance of the revised schedule), participation in certain airline industry's CRSs, increased focus on the price-sensitive business traveler, pricing strategies to maximize passenger revenue and cost controls. The Company does not anticipate generating sufficient cash flow from operations during the remainder of the third and fourth quarters of 1997 while the Company implements its strategy. The Company's ability to raise additional cash through equity or debt financings that may be required for operations or expansion during the remainder of 1997 and early 1998 will likely be dependent upon the Company's success implementing the factors described above and its ability to operate at profitable levels during early 1998, as to which there can be no assurance. There can be no assurance that these efforts or its ability to provide for the necessary cash requirements of the Company will be successful. There can be no assurance that management can provide for the Company's capital requirements that may be necessary or that the Company's major stockholders will continue to provide cash through the issuance of unsecured demand notes payable.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainities and future developments that cannot be predicted. Certain of the Company's principal risks and uncertainities that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. The Company, to date, has yet to report profitable operations. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of June 30, 1997 had an accumulated deficit of approximately $56.5 million, a stockholders' deficit of approximately $14.3 million and a working capital deficit of approximately $25.0 million. The Company's limited operating history makes the
prediction of future operating results difficult.   There can be
no assurance that the Company will achieve profitability and the Company expects losses to continue through 1997.

     AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES. The airline business is extremely capital intensive, including, but not limited to, lease payment obligations for existing and new aircraft and related maintenance requirements. The Company has not been profitable since commencement of operations. Consequently, the Company has been dependent upon equity and debt financings primarily from major stockholders in order to maintain operations during 1996 and 1997. The Company will require additional financing, both short term and long term if it is to maintain operations and is evaluating additional sources of working capital and other financings, but there is no assurance that additional sources of working capital will be available on acceptable terms or at all. In addition, the Company has utilized and continues to utilize current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected. Further, there can be assurance that the Company's principal stockholders will continue to provide working capital for the Company's operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Liquidity and Capital Resources."

     INTENSE COMPETITION AND COMPETITIVE REACTION. The Company is subject to intense competition. Under the Airline Deregulation Act of 1978 (the "Deregulation Act"), domestic certificated airlines are free to enter and exit domestic markets and to set fares without regulatory approval, and all city-pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive. Airlines compete primarily with respect to fares, schedules (frequency and flight times), destinations, type (jet or propeller) and size of aircraft and frequent flyer programs. The Company competes with numerous other airlines on its routes and expects to compete with these and other airlines on any future routes. Substantially all of these airlines are larger and have greater name recognition and financial resources than the Company. In response to the Company's commencement of service to a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations or even maintaining operations in that market.

     CONSUMER CONCERN ABOUT OPERATING SAFETY AT LOW-FARE, START-UP CARRIERS OR TYPE OF AIRCRAFT. Aircraft accidents or other safety related issues involving any carrier, such as the 1996 accidents involving ValuJet and Trans World Airlines, have had an adverse effect on airline passengers' perceptions regarding safety and particularly that of low-fare carriers, particularly with respect to the use of aging aircraft such as the Company's 737-200 jet aircraft. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s or other aircraft that are of the same age as the Company's aircraft whether operated by the Company or not could have a material adverse effect on the Company's business, financial condition and results of operations.

     SEASONALITY AND CYCLICALITY. The Company's operations are dependent upon passenger travel demand. Airlines typically experience reduced demand at various times during the fall and winter and increased demand for service during the spring and summer. Within these periods, the Company may experience variations in passenger demand based on its particular routes and
passenger demographics.   The Company has experienced reduced
demand during the fall and winter with adverse effects on revenues, operating results and cash flow. In addition, passenger travel in the airline industry, particularly leisure travel, is highly sensitive to adverse changes in general economic conditions. A worsening of current economic conditions, or an extended period of recession nationally or in the regions served by the Company, could have a material adverse effect of the Company's business, financial condition and results of operations.

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 17.7% of the Company's operating expenses during the six months ended June 30, 1997. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect of the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft. Accordingly, the significant increases in the price of jet fuel has resulted in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, the increase in the cost of jet fuel has been immediately passed through to the Company by suppliers and the Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company has been able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases.

     LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet currently consists of seven aircraft (with an eighth aircraft to arrive on September 1, 1997) and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and profitability. The market for leased aircraft is very competitive, and there can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the time needed. Due to the Company's financial condition and losses since commencement of operations, the Company has found it and may find it more difficult in the future to lease additional aircraft on acceptable terms.

     GOVERNMENT REGULATION. The Company is subject to 49 U.S.C., Subtitle VIII (formerly the Federal Aviation Act of 1958, as amended) (the "Aviation Act"), under which the United States Department of Transportation (the "DOT") and the FAA exercise regulatory authority over airlines. This regulatory authority includes, but is not limited to: (i) the initial determination and continuing review of the fitness of air carriers (including financial, managerial, compliance-disposition and citizenship fitness); (ii) the certification and regulation of aircraft and other flight equipment; (iii) the certification and approval of personnel who engage in flight, maintenance and operations activities; and (iv) the establishment and enforcement of safety standards and requirements with respect to the operation and maintenance of aircraft, all as set forth in the Aviation Act and the Federal Aviation Regulations. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement.

     As a result of recent incidents involving airlines, the FAA has increased its review of commercial airlines generally and particularly with respect to small and start-up airlines, such as the Company. During 1996 and 1997, after extensive FAA investigations, ValuJet, Kiwi International, Great Lakes and Rich
International among others, either temporarily or permanently suspended operations. Because of the Company's start-up status, (i.e., operating less than five years) along with other start-up carriers, the Company's operations recently have been and are expected to be subject to increased review by the FAA.

     Additional rules and regulations have been proposed from time to time in the last several years and might be enacted that could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations. For example, the National Transportation Safety Board has proposed new regulations to require carriers to upgrade the flight data recorders on their Boeing 737-200 jet aircraft. The estimated cost of such equipment would be approximately $90,000 for each of the Company's seven 737-200 jet aircraft. There can be no assurance that any of these rules or regulations would not have material adverse effect on the Company's business, financial condition and results of operations.

     The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet exceeds the current Stage-3 noise compliance requirements (50% of its fleet Stage-3 compliance), with three of its seven Boeing 737-200 jet aircraft being equipped with hush kits. In order to satisfy stage-3 noise requirements, the Company's next aircraft must satisfy such requirements. In the future, the Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 75% of its fleet must be Stage-3 compliant by December 31, 1998; and 100% of its fleet must be Stage-3 compliant by December 31, 1999.

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

     EMPLOYEE RELATIONS. While the Company currently operates with relatively low personnel costs, there can be no assurance that the Company will be able to maintain these low costs. The Company's employees are not represented by a labor union as are many airline industry employees. If unionization of the Company's employees were to occur, the Company's personnel costs could increase substantially.

     PASSENGER TICKET TAX. The existing ten percent ticket tax will be converted on October 1, 1997 to a combination of a reduced percentage tax based on the price of the ticket and a fee assessed for each flight segment. Due to the Company's low fare structure, the combination of a percentage tax and flight segment fee will result in an overall higher tax paid by individuals who purchase tickets on the Company's flights and, consequently, could have a negative impact on the Company's business, financial conditions and results of operations if the Company is unable to pass this increased tax burden on to its passengers through increased fares. The Company is unable, however, to predict how the new tax/segment fee will affect demand for the Company's product.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None.

ITEM 5.    OTHER INFORMATION
               None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               Exhibit 10.1-- Amendment No. 1 to Lease Agreement, by and between Registrant and First Security Bank as owner, trustee and successor-in-interest to US
               Airways, Inc. (f/k/a US Air, Inc.)

               Exhibit 10.2-- Aircraft Lease Agreement, dated as of May 30, 1997, between the Interlease Aviation
               Investors III (TACA), L.L.C. and the Registrant.

               Exhibit 10.3-- Line of Credit Note in the amount of $2,275,000.

               Exhibit 11- Statement of Computation of Earnings per Share for the six-month Periods Ended June 30,
               1996 and 1997

               Exhibit 27 - Financial Data Schedule

               (b)  Reports on Form 8-K.

     On June 5, 1997, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company on June 8, 1997 announcing the resignation of Robert
J. McAdoo from the Registrant's Board of Directors. This item was reported under Item 5 of Form 8-K rather than Item 6 because Mr. McAdoo's Registrant or any matter relating to the Registrant's operations, policies or practices.

     On June 20, 1997, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company on June 18, 1997 announcing that John P. Tague, Chairman of the Board, Chief Executive Officer and President resigned effective June 15, 1997. The Board of Directors named Robert J. Spane Chairman of the Board, Chief Executive Officer and President. This item was reported under Item 5 of Form 8-K rather than Item 6 because Mr. Tague's resignation was not the result of a disagreement with the Registrant or any matter relating to the Registrant's operations, policies or practices.

     On August 1, 1997, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company on July 28, 1997 announcing the resignation of Richard D. Pearson from the Registrant's Board of Directors effective as of July 22, 1997. This item was filed under Item 5 rather than Item 6 because Mr. Pearson's resignation was not the result of a disagreement with the Registrant or any other matter relating to the Registrant's operations, policies or practices.

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature and Title                               Date

/s/Robert J. Spane                                August 13, 1997
Robert J. Spane, President and
Chief Executive Officer

/s/ William A Garrett                             August 13, 1997
William A. Garrett, Vice President-Finance
  and Chief Financial Officer
  (Principal Financial and Accounting Officer)