Form 10-Q
period 1997-09-30
VANGUARD AIRLINES INC \DE\
filed 1997-11-13
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



(Mark One)


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30 , 1997

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

                 Yes     X             No ______

     At September  30, 1997, there were 15,223,638 shares of
Common Stock , par value $.001 per share issued and outstanding.

PART I. - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                                 VANGUARD AIRLINES, INC.
                                     BALANCE SHEETS


                                              SEPTEMBER 30,  DECEMBER 31,
                                                   1997           1996

ASSETS

Current assets:
 Cash and cash equivalents                     $    234,924    $   402,083
 Restricted cash                                    216,585      1,822,998
 Accounts receivable, less
   allowance of $154,145 at
   September 30, 1997 and
   $229,719 at December 31, 1996                  2,889,320      3,454,418
 Inventory                                          751,627        673,338
 Prepaid expenses and other
   current assets                                 5,342,179      3,356,374
 Current portion of deferred
   debt issuance costs - warrants                 2,144,953           ----
Total current assets                             11,579,588      9,709,211


Property and equipment, at cost:
 Aircraft improvements and
   leasehold costs                                4,204,231      3,731,046
 Reservation system and
   communication equipment                        1,691,308      1,516,440
 Other property and equipment                     3,193,381      2,404,121
                                                  9,088,920      7,651,607
 Less accumulated depreciation
   and amortization                              (4,113,638)    (2,601,949)
                                                  4,975,282      5,049,658


Other assets:
 Supplemental maintenance deposits                4,177,391      2,233,988
 Deferred debt issuance costs
   - warrants                                       598,118         ----
 Leased aircraft deposits                         1,856,000      1,506,000
 Fuel and security deposits                       1,325,231      1,093,185
 Other                                              985,013        726,205
                                                  8,941,753      5,559,378

Total assets                                    $25,496,623    $20,318,247

                     VANGUARD AIRLINES, INC.
                    BALANCE SHEETS (CONTINUED)


                                               SEPTEMBER 30, DECEMBER 31,
                                                    1997          1996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Line of credit                                $  2,275,000  $  5,000,000
 Notes payable to related
   parties                                       15,773,816     2,500,000
 Accounts payable                                 8,946,658     8,404,196
 Accrued expenses                                 4,033,101     3,652,162
 Accrued maintenance                              6,149,459     4,684,550
 Air traffic liability                            5,517,603     6,609,609
 Current portion of capital
   lease obligations                                 18,312       155,575
Total current liabilities                        42,713,949    31,006,092

Accrued maintenance, less
 current portion                                  3,374,675     2,547,088

Capital lease obligations,
 less current portion                                 1,297         3,084

Commitments

Stockholders' deficit:
  Common Stock, $.001 par value:
   Authorized shares - 50,000,000:
   Issued and outstanding shares
   - 15,227,857 in 1997 and
   9,982,452 in 1996                                 15,227        9,982
 Additional paid-in capital                      42,587,411   28,283,996
 Accumulated deficit                            (63,135,783) (41,446,057)
                                                (20,533,145) (13,152,079)
 Deferred stock compensation                        (60,153)     (85,938)
Total stockholders'deficit                      (20,593,298) (13,238,017)
Total liabilities and stockholders'
   deficit                                     $ 25,496,623 $ 20,318,247


See accompanying notes.

                     Vanguard Airlines, Inc.
                     Statements of Operations



                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                              1996         1997        1996         1997

Operating revenues:
 Passenger
   revenues              $19,167,985  $18,201,522 $52,140,355  $59,055,479
 Other                       722,308    1,132,305    2,534,986   3,423,824
Total operating
 revenues                 19,890,293   19,333,827   54,675,341  62,479,303

Operating expenses:
 Flying
   operations              4,419,541    3,991,176   12,711,098  13,276,536
 Aircraft fuel             4,539,805    4,161,317   11,730,787  14,263,517
 Maintenance               3,804,766    4,655,507   10,349,055  14,606,477
 Passenger
   service                 1,603,014    1,922,188    4,666,074   5,787,940
 Aircraft and
   traffic
   servicing               3,870,780    3,875,221   11,481,168  12,753,663
 Promotion and
   sales                   3,759,843    4,785,390   11,119,769   16,237,061
 General and
   administrative          1,105,378    1,221,155    2,922,121    3,785,916
 Depreciation and
   amortization              402,627      501,574    1,111,923    1,513,787
Total operating
 expenses                 23,505,754   25,113,528   66,091,995   82,224,897

Operating loss           (3,615,461)   (5,779,701) (11,416,654) (19,745,594)

Other income (expense):
 Deferred debt
   issuance cost                  --     (528,572)      ----    (1,318,929)
 Interest income              46,270       26,023       79,291      66,222
 Interest expense           (62,446)     (304,162)     (92,405)   (691,425)
Total other
 income (expense),
 net                        (16,176)     (806,711)     (13,114)  (1,944,132)
Net loss                $(3,631,637)  $(6,586,412)$(11,429,768)$(21,689,726)

Net loss
 per share                   $(0.40)     $(0.43)      $(1.32)      $(1.68)

Weighted average
 common shares
 outstanding               9,103,506  15,224,857   8,626,709     12,916,055



See accompanying notes.





[S]



                     Vanguard Airlines, Inc.
                     Statements of Cash Flows



                                                   Three Months ended
                                                      September 30,
                                                   1996            1997

Operating activities:
Net loss                                      $(3,631,637)    $(6,586,412)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Depreciation and amortization                  402,627         501,574
   Loss on sale and disposal of
     property and equipment                          ----          70,888
   Compensation related to stock
     options                                        8,588           8,595
   Debt issuance cost amortization                 33,333         528,572
   Provision for uncollectible
     accounts                                      15,703          29,639
   Changes in operating assets
   and liabilities:
     Restricted cash                           (1,740,068)        112,477
     Accounts receivable                          930,221        (220,175)
     Inventory                                  (186,114)         (98,250)
     Prepaid expenses and other
      current assets                           (1,298,194)        337,685
     Deposits on leased aircraft,
      fuel and other                             (508,817)     (1,908,439)
     Accounts payable                             339,770      (3,693,930)
     Accrued expenses and accrued
      maintenance                                 862,741       1,989,001
     Air traffic liability                     (2,808,864)       (890,675)

Net cash used in operating
 activities                                    (7,580,711)     (9,819,450)

INVESTING ACTIVITIES:
Purchases of property and equipment              (899,129)       (735,870)

FINANCING ACTIVITIES:
Proceeds from sale of common stock
 and exercise of options, net of
 offering costs                                 7,150,318           1,015
Proceeds from borrowings on
 line of credit                                8,650,000             ----
Principal payments on line of
 credit                                       (4,650,000)            ----
Principal payments on notes payable                 ----             ----
Proceeds from issuance of notes
 payable to related parties                       900,000      10,250,000
Principal payments on notes
 payable to related parties                      (900,000)           ----
Principal payments on capital
   lease obligations                              (43,259)        (47,843)
Net cash provided by financing
 activities                                    11,107,059      10,203,172
Net increase (decrease) in
 cash and cash equivalents                      2,627,219        (352,148)
Cash and cash equivalents,
 beginning of period                            (767,732)         587,072
Cash and cash equivalents,
 at end of period                              $1,859,487       $ 234,924

                     Vanguard Airlines, Inc.
                     Statements of Cash Flows


                                                        Nine Months ended
                                                           September 30,
                                                      1996            1997

Operating activities:
Net loss                                     $(11,429,768)   $(21,689,726)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Depreciation and amortization                1,111,923       1,513,787
   Loss on sale and disposal of
     property and equipment                          ----         179,412
   Compensation related to stock
     options                                       33,281          25,785
   Debt issuance cost amortization                 33,333       1,318,929
   Provision for uncollectible
     accounts                                      45,842          71,300
   Changes in operating assets
     and liabilities:
     Restricted cash                           (2,540,068)      1,606,413
     Accounts receivable                         (473,819)        493,798
     Inventory                                   (383,215)        (78,289)
     Prepaid expenses and other
      current assets                           (1,446,026)       (107,814)
     Deposits on leased aircraft,
      fuel and other                             (637,571)     (4,662,248)
     Accounts payable                           3,443,889         542,462
     Accrued expenses and accrued
      maintenance                               1,276,960       2,395,435
     Air traffic liability                      1,421,238      (1,092,006)

Net cash used in operating
 activities                                    (9,544,001)    (19,482,762)

INVESTING ACTIVITIES:
Purchases of property and equipment            (3,076,763)     (1,340,823)

FINANCING ACTIVITIES:
Proceeds from sale of common stock
 and exercise of options, net of
 offering costs                                 7,150,312         246,660
Proceeds from borrowings on
 line of credit                                 8,650,000       2,275,000
Principal payments on line of
 credit                                        (4,650,000)     (5,000,000)
Principal payments on notes
 payable                                         (41,667)            ----
Proceeds from issuance of notes
 payable to related parties                       900,000      23,273,816
Principal payments on notes
 payable to related parties                      (900,000)          ----
Principal payments on capital
 lease obligations                               (120,034)       (139,050)
Net cash provided by financing
 activities                                    10,988,611      20,656,426

Net increase (decrease)
 in cash and cash equivalents                  (1,632,153)       (167,159)
Cash and cash equivalents,
 beginning of period                            3,491,640         402,083
Cash and cash equivalents,
 at end of period                              $1,859,487       $ 234,924

                     VANGUARD AIRLINES, INC.
               STATEMENTS OF CASH FLOWS (CONTINUED)


                                 Three Months ended        Nine Months ended
                                   September 30,            September 30
                               1996         1997          1996        1997

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:

Cash paid during
 the period for
 interest                        $42,770    $48,892      $72,729     $145,159

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES:

Conversion of notes
 payable to related
 parties to common
 stock                           $  ----    $  ----     $ ---        $10,000,000
Aircraft leasehold
 costs associated
 with accrued
 maintenance                     $  ----     $ ----      $ ---          $278,000
Deferred debt
 issuance costs
 recorded in
 conjunction with
 warrants issued                $100,000     $348,000     $100,000    $4,062,000
Aircraft improvements
 financed through
 the issuance of
 notes payable                    $ ----     $ ----     $1,000,000      $ ----
Capital leases entered
 into for property
 and equipment                    $ ----     $ ----       $134,031      $ ----
Retirement of notes
 payable and reduction
 of accounts payable
 through sale of
 property and
 equipment                    $1,954,591     $ ----    $1,954,591      $ ----



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

     The balance sheet as of September 30, 1997, the statements of operations for the three and nine months ended September 30, 1997 and 1996, and the statements of cash flows for the three and nine months ended September 30, 1997 and 1996 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

     The results of operations for the three or nine months ended
September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur losses and generates negative cash flows from operations. In addition, the Company has a significant working capital deficit. As a result, the Company has been dependent upon financings from its principal stockholders. There can be no assurance as to the availability of future financings from the Company's principal stockholders, other stockholders or investors. Theses factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management's plans include raising additional capital and securing additional bank financing to fund ongoing operations and possible expansion of operations. Management's plans also include actions designed to achieve long-term profitablilty, including the introduction of a revised schedule along with service to new cities, participation in certain airline industry's computerized reservation systems ("CRS"), increased focus on the price-sensitive business traveler, pricing strategies to maximize passenger revenue and new cost controls. On October 23, 1997, the Securities and Exchange Commission ("SEC") declared the Company's Registration Statement on Form S-3 effective with respect to a rights offering (the "Rights Offering") to raise additional capital. See Note 7.

     The Company does not anticipate generating sufficient cash flow from operations during the remainder of the fourth quarter of 1997. The Company's ability to raise additional cash through equity or debt financings that may be required for operations or expansion during the remainder of 1997 and early 1998 will likely be dependent upon the Company's success implementing the factors described above, continued support from principal stockholders and its ability to reduce its losses and operate at profitable levels during selected months of 1998. There can be no assurance that these efforts or its ability to provide for the necessary cash requirements of the Company will be successful. There can be no assurance that any proceeds will be raised by the Company under the Rights Offering. In addition, there can be no assurance that management can provide for the Company's capital requirements that may be necessary or that the Company's principal stockholders will continue to provide cash through the issuance of unsecured demand notes payable.

2.  NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted during the fourth quarter of 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.
Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded.
The calculations of net loss per share for the three months and nine months ended September 30, 1997 and 1996 under Statement No.
128 will not be impacted as the effect of outstanding stock options during these periods was antidilutive.

3.  NET LOSS PER SHARE

     For the three months and nine months ended September 30, 1997 and 1996, the computation of net loss per share was based on the weighted average number of outstanding common shares.
Outstanding stock options and warrants were not included in the calculation of net loss per share as their effect was antidilutive.

4.  LINES OF CREDIT

     In January 1997, the Company entered into a bank line of credit agreement that permits borrowings up to $2,275,000, with interest payable monthly at the prime rate published in The Wall Street Journal. At September 30, 1997 the Company had outstanding borrowings of $2,275,000. This line of credit matured on July 31, 1997 and, subsequently, was extended through January 31, 1998. The line of credit and renewal thereof is guaranteed by certain principal stockholders of the Company (the "Guarantors"). In connection with the execution of the agreement and related guarantee, the Company agreed to issue the Guarantors warrants to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $1.00. Upon execution of the agreement, the Company issued 910,000 warrants that vested immediately. Accordingly, effective January 31, 1997, the estimated fair value of the warrants issued of $1,100,000 was recorded as deferred debt issuance costs in the accompanying balance sheet and is being charged to expense over the term of the guarantee. The remaining warrants vest quarterly and the number is dependent on the amount of borrowings against the line, as defined in the agreement. In April, July and October 1997, the Company issued in each month an additional 227,500 warrants under the agreement. Accordingly, effective April 30, July 31, and October 31, 1997, the estimated fair value of the warrants issued of $197,000, $120,000 and $6,000, respectively, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Each warrant expires 10 years from the date of issuance.

5.   FINANCIAL INSTRUMENTS

     In January 1997, the Company completed a $4,000,000 letter of credit facility in favor of the Company's credit card processor. The letter of credit facility expires in January 1998 and was established by certain principal stockholders of the Company. As consideration for establishing the letter of credit, the Company agreed to issue up to 4,000,000 warrants to the stockholder to purchase shares of the Company's common stock at an exercise price of $1.00. Upon execution of the letter of credit, the Company issued 1,600,000 warrants that vested immediately. Accordingly, in January 1997, the estimated fair value of the warrants issued of $1,900,000 was recorded as deferred debt issuance costs in the accompanying balance sheet and is being charged to expense over the term of the guarantee. The remaining 2,400,000 warrants vest quarterly according to the amount of exposure under such letter of credit, as defined in the agreement. In April, July and October 1997, the Company issued an additional 400,000 warrants under the agreement. Accordingly, in April, July and October 1997, the estimated fair value of the warrants issued of $367,000, $211,000 and $14,000, respectively, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Each warrant expires 10 years from the date of issuance. In addition, the Company granted such principal stockholders a security interest in all credit card receivables processed by the Company's credit card processor.

     In May 1997, the Company completed a $2,000,000 guarantee facility in favor of the Company's credit card processor. The guarantee facility expires in January 1999 and was established by certain principal stockholders of the Company. As consideration for establishing the guarantee, the Company agreed to issue up to 1,030,928 warrants to the majority stockholder to purchase shares of the Company's common stock at an exercise price of $1.94.
Upon execution of the guarantee, the Company issued 412,371 warrants that vested immediately. Accordingly, in May 1997, the estimated fair value of the warrants issued of $150,000 was recorded as deferred debt issuance costs and is being charged to expense over the term of the facility. The remaining 618,557 warrants vest quarterly according to the amount of exposure under such guarantee, as defined in the agreement. In August 1997, the Company issued additional warrants under the agreement. Accordingly, in August 1997, the estimated fair value of the warrants issued of $17,000, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Each warrant expires 10 years from the date of issuance. In addition, the Company granted the principal stockholders a security interest in all credit card receivables processed by the Company's credit card processor.

6.  NOTES PAYABLE TO RELATED PARTIES

     At September 30, 1997, the Company had $15,773,816 outstanding under unsecured demand notes payable to the principal stockholders of the Company with interest payable at a rate of 8.0%. During October and November, 1997, the Company entered into additional unsecured demand notes payable totaling $4,375,000 with the principal stockholders of the Company with interest payable at a rate of 8.0%.

7.  STOCKHOLDERS' EQUITY

     In April 1997, the Company completed a private sale of units of securities, each consisting of one share of common stock and two redeemable common stock purchase warrants. In connection with the sale, the Company issued 5,150,000 shares of common stock for aggregate proceeds of approximately $10,235,000, net of offering costs of approximately $65,000. Each redeemable warrant entitles the holder to purchase, at any time over a five-year period commencing after the sale closing, one share of common stock at an exercise price of $2.50. The redeemable warrant exercise price is subject to adjustment in the event the Company issues equity securities raising net proceeds in an aggregate amount of $1,000,000 at a price below $2.00 per share. In such event, the exercise price is reduced to the offering price, which is $0.50 per share. In conjunction with the Company's Rights Offering, (See Note 7) the warrants issued in connection with the execution of the agreement and related guaranteed will be repriced at $0.50 upon closing of the Rights Offering. The Company has the right to redeem the warrants at a redemption price of $0.05 per warrant on 45 days' prior notice if the average closing bid price of the Company's common stock equals or exceeds $___ for any 20 days within a period of 30 consecutive trading days, as defined by the warrant agreement. The Company issued 5,000,000 shares of common stock to certain principal stockholders in lieu of repayment of $10,000,000 notes payable to related parties in conjunction with this offering.

     On October 23, 1997, the SEC declared the Company's Registration Statement on Form S-3 effective with respect to the Rights Offering. Under the Rights Offering, the Company is distributing nontransferable rights, at no cost, to stockholders of record whereby each holder will receive two rights for each share of common stock for a price of $0.50 per share. It is anticipated that certain principal stockholders will exercise all of their rights pursuant to the basic subscription privilege of the Rights Offering that in lieu of paying the subscription price in cash, they will relieve and discharge the Company of approximately $10.0 million of unsecured demand notes. If all of the rights held by stockholders other than certain principal stockholders are exercised, the net proceeds to the Company from the sale of the common stock upon the exercise of the rights offered are estimated at approximately $5.2 million, after deducting approximately $100,000 in offering expenses.

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

COMPANY

     Vanguard is a low-fare airline offering convenient, scheduled jet service primarily from its hub in Kansas City catering to both business and leisure travelers. The Company serves markets with a high volume of passenger traffic and with limited or no low-fare air carrier service. The Company currently operates eight leased Boeing 737-200 jet aircraft. The Company currently operates 48 daily weekday flights between Kansas City and Atlanta, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, New York City-JFK and San Francisco. The Company also operates four flights per day between Minneapolis/St. Paul and Chicago-Midway. In September 1997, the Company signed letters of intent to lease two additional Boeing 737-200 jet aircraft. The Company anticipates delivery of its ninth and tenth aircraft in December 1997. On December 17, 1997, in connection with the delivery of its ninth and tenth aircraft, the Company intends to initiate service from Kansas City to Washington D.C.-Dulles, service from Chicago-Midway to Pittsburgh with continuing service to New York City-JFK and service between New York City-JFK and Atlanta. The Company also provides limited charter services. The Company to date has not operated profitably during a quarterly reporting period.

     The Company's operating revenues are derived principally from the sale of airline services to passengers and are recognized when transportation is provided. Total operating revenues are primarily a function of fare levels and the number of seats sold per flight. The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to operating revenues, and low profit margins. The Company's principal business strategy is to provide airline services in established markets out of Kansas City and in other selected markets that are not serviced by other low-fare airlines.

     The primary factors expected to affect the Company's future operating revenues are the Company's ability to offer and maintain competitive fares, the reaction of existing competitors to the commencement of operations by the Company in a particular market (including changes in their fare structure and schedule), the possible entry of other low-fare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-cost carriers, passengers' perceptions regarding the safety of low-cost carriers and general economic conditions. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided and rent for gates and other facilities. The Company has a limited history of operations and since its inception on April 25, 1994 has experienced significant losses. As of September 30, 1997, the Company had an accumulated deficit of $63.1 million and stockholders' deficit of $20.6 million. As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to predict the future operating results of the Company.

OVERVIEW

Certain amounts and percentages disclosed in management's discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 1996 have been changed to conform to the 1997 presentation.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 1996

     OPERATING REVENUES

     Total operating revenues increased approximately 14% from
approximately $54.7 million for the first nine months of 1996 to approximately $62.5 million for the first nine months of 1997.
This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights offset by the drop in passenger yield per revenue
passenger mile.  During the first nine months of 1996, the
Company averaged 47 flights per day which increased to 51 flights per day during the first nine months of 1997.  The Company began flying a new route structure on December 21, 1996, which included the initiation of services from Kansas City to Atlanta,
Ft. Meyers, Las Vegas, Miami, Orlando and Tampa/St. Petersburg as
well as non-stop service between Chicago-Midway and Kansas City.
This route restructuring refocused the Company's strategy by creating a Kansas City hub.  Available seat miles (ASMs)
increased approximately 23%, from approximately 825 million
during the first nine months ended of 1996 to approximately 1,014 million during the first nine months of 1997. RPMs increased approximately 16% from approximately 524 million during the first nine months of 1996  to approximately 608 million during the first nine months of 1997.  The increase in ASMs was primarily attributable to an increase in the number of daily flights and the addition of destinations with greater flight lengths.  The increase in RPMs was primarily attributable to an increase in the number of daily flights, the number of passengers on those
additional flights and the addition of destinations with greater flight lengths.  These increases in ASMs and RPMs that resulted from the December schedule change were offset in September 1997 by a schedule change that reduced or eliminated service in a
number of cities.   The Company discontinued service to Des
Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg while adding service to New York-JFK in September 1997. Load factor decreased from approximately 64% for the first nine months of 1996 to approximately 60% for the first nine months of 1997.
This decrease was primarily the result of a 23% increase in capacity and the addition of destinations with greater flight lengths while experiencing only a 1% increase in the number of passengers.

     Passenger yield per revenue passenger mile (RPM) decreased approximately 2% from approximately 9.9 cents for the first nine months of 1996 to approximately 9.7 cents for the first nine months of 1997. The Company had to discount fares to stimulate travel in a number of the new markets that were introduced in conjunction with the Company's major route restructuring in December 1996. In addition, with the initiation of the new route structure, the Company's average stage length increased to
594 miles from 516 miles during the first nine months of 1997
compared to the first nine months of 1996.   The Company offered
promotional fares on its new city pairs throughout the first nine months of 1997, which routes accounted for approximately 29% of the system wide RPMs during this period. During 1996 and 1997, the Company attempted to increase fares in selected markets in order to improve passenger yield. The Company cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness and continues to improve its service and reliability.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 90 days (180 days as of March 24, 1997) after the flight date, the customer may use the value of the unused reservation for transportation, less a $50 ($25 through October 1996) service charge. These operating revenues were approximately $1.5 million (approximately 2.7% of operating revenue) and approximately $2.4 million (approximately 4.1% of operating revenues) in the nine months ended September 30, 1996 and the nine months ended September 30, 1997, respectively.

     OPERATING EXPENSES

     Expenses are generally categorized as related to flying operations, aircraft fuel, maintenance, passenger service, aircraft and traffic servicing, promotion and sales, general and administrative, depreciation and amortization and other expense, including interest expense and amortization of deferred debt issuance costs. The following table sets forth the percentage of total operating revenues represented by these expense categories as well as certain other selected financial data.

                             Nine months ended September 30,
                               1996                  1997

                               Percent     Cents      Percent      Cents
                                 of          Per         of         Per
                              Revenues       ASM      Revenues      ASM

Total operating
 revenues                       100.0%   6.63 cents    100.0%      6.16 cents
Operating expenses:
 Flying operations               23.3%   1.54 cents     21.2%      1.31 cents
 Aircraft fuel                   21.5    1.43           22.8       1.41
 Maintenance                     18.9    1.25           23.4       1.44

 Passenger service                8.5     .57            9.3        .57
 Aircraft and traffic
   servicing                     21.0    1.39           20.4        1.26
 Promotion and sales             20.4    1.36           26.0        1.60
 General and
   administration                 5.3     .35            6.1         .37
 Depreciation and
   amortization                   2.0     .13            2.4         .15
Total operating
 expenses                       120.9    8.02          131.6        8.11
Total other income
 (expense), net                   0.0     .00          (3.1)        (.19)
Net loss                       (20.9%) (1.39 cents)   (34.7%)     (2.14 cents)

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 4% from approximately $12.7 million (approximately 23% of operating revenues) for the first nine months of 1996 to approximately $13.3 million (approximately 21% of operating revenues) for the first nine months of 1997. This increase was primarily attributable to the increase in the number of block hours flown. Block hours increased approximately 21% from 18,839 for the first nine months of 1996 to 22,717 for the first nine months of 1997. Block hours directly correlate to
pilot pay.   In addition, the Company leased three additional jet
aircraft in late 1995 and early 1996, two of which were newer, more advanced Boeing 737-300 jet aircraft which have a larger capacity and substantially higher lease and insurance costs. The two Boeing 737-300 jet aircraft were returned to the lessor in May and July 1997. Flying operations expenses decreased as a percentage of operating revenue as a result of the increase in flying and revenue generated from the Company's fleet during the first nine months of 1997 versus the same period in 1996 as well as the reduction in costs associated with the return of the 737-300 jet aircraft.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel cost increased approximately 22% from approximately $11.7 million (approximately 22% of operating revenues) for the first nine months of 1996 to approximately $14.3 million (approximately 23% of operating revenues) for the first nine months of 1997. Higher fuel expense is directly related to the increase in ASMs flown by the Company offset by a decrease in cost per gallon in the first nine months of 1997 versus 1996. Fuel cost per ASM decreased 0.01 cents or 1% from 1.43 cents in the first nine months of 1996 to 1.41 cents in the first nine months of 1997 primarily due to a decrease in average fuel price per gallon. Specifically, the average price decreased from $0.76 per gallon (including taxes and into-plane costs) in the first nine months of 1996 to $0.74 per gallon in the first nine months of 1997, a 3% decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 41% from approximately $10.3 million (approximately 19% of operating revenues) for the first nine months of 1996 to approximately $14.6 million (approximately 23% of operating revenues) for the first nine months of 1997. This increase was primarily due to the increase in block hours and cycles flown. In addition, during the later part of 1996 and 1997, the Company incurred charges related to certain Boeing 737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for major scheduled airframe, engine and landing gear maintenance checks. The Company attributes the increase in costs associated with major scheduled airframe, engine and landing gear maintenance checks to the following: a change in the vendors providing the major scheduled overhaul services; the lack of available overhauled/used engine and landing gear replacement parts; and the funding of nonroutine airframe repairs not normally experienced during major scheduled airframe overhauls. As a result, in the fourth quarter of 1996 and again in the second quarter of 1997, the Company increased the monthly maintenance provisions for major scheduled maintenance checks.
In the second quarter of 1997, the Company also provided for the underaccrual of completed major maintenance checks. The Company deposits funds with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Additionally, the Company significantly increased the capacity of its in-house maintenance department subsequent to January 1, 1997. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements. The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at the Chicago-Midway and Minneapolis/St. Paul airports.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenience passenger charges and passenger liability insurance. Passenger service expenses increased approximately 24% from approximately $4.7 million (approximately 9% of operating revenues) for the first nine months of 1996 to approximately $5.8 million (approximately 9% of operating revenues) for the first nine months of 1997. This increase was primarily due to the 23% increase in ASMs and the 16% increase in RPMs which directly resulted in an increase in flight attendant wages and inconvenienced passenger charges. Passenger service expenses per ASM remained consistent at approximately .57 cents for the first nine months of 1996 and 1997.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 11% from approximately $11.5 million (approximately 21% of operating revenues) in the first nine months of 1996 to approximately $12.8 million (approximately 20% of operating revenues) in the first nine months of 1997. This increase was primarily due to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 10% from 12,782 during the first nine months of 1996 to 13,998 during the first nine months of 1997. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between the first nine months of 1997 and the first nine months of 1996. The decrease of .13 cents per ASM was primarily due to the 15% increase in average stage length from 516 miles to 594 miles in the first nine months of 1996 and 1997, respectively.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 46% from approximately $11.1 million (approximately 20% of operating revenues) in the first nine months of 1996 to approximately $16.2 million (approximately 26% of operating revenues) in the first nine months of 1997. This increase was primarily the result of an increase in cities served, reflecting the Company's practice to increase advertising when new cities are introduced in order to create brand awareness in addition to the Company's strategy to increase spending on advertising programs in existing cities.
The Company incurred significant increases in late 1996 and early 1997 promoting its major route restructuring, which created a hub in Kansas City. In addition, the Company's reservation operations expanded in May 1996 with the opening of a new reservation center in Lawrence, Kansas. The average promotion and sales cost per passenger increased $4.89 or 45% from $10.96 in the first nine months of 1996 to $15.85 in the first nine
months of 1997.   In September 1997, the Company discontinued
service to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg while adding service to New York-JFK. With the discontinuation of service to these cities and the Company's planned participation in CRS, the reservation center opened in Lawrence in May 1996 was closed in September 1997.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses increased approximately $864,000 from approximately $2.9 million (approximately 5% of operating revenues) in the first nine months of 1996 to approximately $3.8 million (approximately 6% of operating revenues) in the first nine months of 1997. The increase in general and administrative expenses as a percentage of operating revenues and on a per ASM basis in 1997 was primarily attributable to the increase in administrative personnel in the Company's accounting, MIS and legal departments as well as initiation of directors and officers insurance coverage.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 36% from approximately $1.1 million
(approximately 2% of operating revenues) in the first nine months of 1996 to approximately $1.5 million (approximately 2% of operating revenues) in the first nine months of 1997. This increase was primarily the result of improvements to new and existing aircraft and gate space at the Kansas City Airport and those costs associated with modifications to the Company's reservation system. In addition, the Company incurred three full quarters of depreciation and amortization charged in the first nine months of 1997 on property and equipment added in the first nine months of 1996.

     Other income (expense), net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit and the bank line of credit agreements, each executed in January 1997 as discussed in Notes 4 and 5 of the Company's September 30, 1997 10-Q quarterly filing, the Company issued certain stockholders warrants to purchase shares of common stock at an exercise price of $1.00 per share. Accordingly, the estimated fair value of the warrants issued related to each agreement totaling $3,895,000 during the nine months ended September 30,1997 was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense increased during the first nine months of 1997, as a result of borrowings against the line of credit and the addition of demand notes payable to related parties during the first nine months of 1997.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1996

     OPERATING REVENUES

     Total operating revenues decreased approximately 3% from approximately $19.9 million for the three months ended September 30, 1996 to approximately $19.3 million for the three months ended September 30, 1997. This decrease was primarily attributable to a decrease in the number of passengers and ASMs. The number of passengers decreased 11% in the third quarter of 1997 compared to the third quarter of 1996. The number of ASMs decreased 3% from approximately 309 million in the three months ended September 30, 1996 to approximately 300 million in the three months ended September 30, 1997. The decrease in ASMs was the result of the Company reducing and subsequently discontinuing service to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg in August and September 1997 while adding service to New York-JFK.

     Passenger yield per RPM decreased approximately 1% from approximately 10.3 cents for the three months ended September 30, 1996 to approximately 10.2 cents for the three months ended September 30, 1997. Load factor also decreased 1% from 60.2% in the three months ended September 30, 1996 to 59.4% in the three months ended September 30, 1997. The Company cannot predict future fare levels, which depend to a substantial extent on actions of competitors. When the sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 90 days (180 days as of March 24, 1997) after the flight date, the customer may use the value of the unused reservation for transportation, less a $50 ($25 through October
1996) service charge. These operating revenues were approximately $398,000 (approximately 2% of operating revenues) and approximately $749,000 (approximately 4% of operating revenues) in the three months ended September 30, 1996 and the three months ended September 30, 1997, respectively.

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

                              Three months ended September 30,
                                   1996           1997

                               Percent     Cents     Percent     Cents
                                 of          Per        of        Per
                              Revenues       ASM     Revenues     ASM

Total operating
 revenues                       100.0%   6.44 cents   100.0%   6.44 cents
Operating expenses:
 Flying operations               22.2%   1.43 cents    20.6%   1.33 cents
 Aircraft fuel                   22.8    1.47          21.5    1.39
 Maintenance                     19.1    1.23          24.1    1.55
 Passenger service                8.1     .52           9.9     .64
 Aircraft and traffic
   servicing                     19.5    1.25          20.1    1.29
 Promotion and sales             18.9    1.22          24.8    1.59
 General and
   administration                 5.6     .36           6.3     .41
 Depreciation and
   amortization                   2.0     .13           2.6     .17
Total operating
 expenses                       118.2    7.61         129.9    8.37
Total other income
 (expense), net                  (0.1) (0.01)          (4.2) ( .27)
Net loss                       (18.3%) (1.18 cents)   (34.1)%(2.20 cents)

     Flying operations expenses include aircraft lease expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses decreased approximately 10% from approximately $4.4 million (approximately 22% of operating revenues) for the three months ended September 30, 1996 to approximately $4.0 million (approximately 21% of operating revenues) for the three months ended September 30, 1997. This decrease was primarily attributable to the changes in the Company's aircraft fleet. In May and July 1997, the Company returned to its lessor its two 737-300 jet aircraft, respectively. In addition, the Company commenced operating an additional leased 737-200 jet aircraft in June 1997. This change in aircraft mix and the net reduction of one aircraft during the quarter resulted in a net reduction in aircraft base rent of approximately $550,000.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel cost decreased approximately 8% from approximately $4.5 million (approximately 23% of operating revenues) for the three months ended September 30, 1996 to approximately $4.2 million (approximately 22% of operating revenues) for the three months ended September 30, 1997. Lower fuel expense is directly related to the decrease in ASMs flown by the Company and a decrease in fuel price per gallon in the third quarter of 1997 versus 1996. Fuel cost per ASM decreased 0.08 cents or 5% from
1.47 cents in the three months ended September 30, 1996 to 1.39 cents in the three months ended September 30, 1997 primarily due to a decrease in fuel price per gallon in the three months ended September 30, 1997 as compared to the same period in 1996. Specifically, the average price decreased from $0.80 per gallon (including taxes and into-plane costs) in the three months ended September 30, 1996 to $0.70 per gallon in the three months ended September 30, 1997, a 12% decrease.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 22% from approximately $3.8 million (approximately 19% of operating revenues) for the three months ended September 30, 1996 to approximately $4.7 million (24% of operating revenues) for the three months ended September 30, 1997. During the latter part of 1996 and mid-1997, the Company incurred charges related to certain Boeing 737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for major scheduled
airframe, engine and landing gear maintenance checks.    The
Company attributes the increase in costs associated with major scheduled airframe, engine and landing gear maintenance checks to the following: a change in the vendors providing the major scheduled overhaul services; the lack of available overhauled/used engine and landing gear replacement parts; and the funding of nonroutine airframe repairs not normally experienced during major scheduled airframe overhauls. As a result, in the fourth quarter of 1996 and again in the second quarter of 1997, the Company increased the monthly maintenance provisions for major scheduled maintenance checks. The Company deposits funds with its aircraft lessors to cover a portion of the cost of its future major scheduled maintenance. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Additionally, the Company significantly increased the capacity of its in-house maintenance department subsequent to January 1, 1997. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements. The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at Chicago-Midway and Minneapolis/St. Paul airports.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately 20% from approximately $1.6 million (approximately 8% of operating revenues) for the three months ended September 30, 1996 to approximately $1.9 million (approximately 10% of operating revenues) for the three months ended September 30, 1997. This increase was primarily due to additional costs incurred related to reaccommodating inconvenienced passengers that resulted from the Company's change in its overall strategy from a point-to-point carrier to a hub carrier and for flight schedule changes and delays in the three months ended September 30, 1997 as compared to 1996.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses for the three months ended September 30, 1996 and 1997 remained consistent at approximately $3.9 million (approximately 20% of operating revenues in the three months ended September 30, 1996 and 1997, respectively). The expenses remained consistent in the two periods primarily due to the increase in the number of cities served offset by a decrease in the number of departures in the third quarter of 1997 as compared to the third quarter in 1996. Departures decreased approximately 10% from 4,614 during the three months ended September 30, 1996 to 4,160 during the three months ended September 30, 1997.

     Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 27% from approximately $3.8 million (approximately 19% of operating revenues) in the three months ended September 30, 1996 to approximately $4.8 million (approximately 25% of operating revenues) in the three months ended September 30, 1997. This increase was primarily the result of the Company's strategy to increase advertising when new cities are introduced in order to create brand awareness in addition to the Company's changed strategy to increase spending on advertising programs in all existing cities versus focusing advertising dollars in certain strategic cities. The average promotion and sales cost per passenger increased $4.75 or 43% from $11.02 in the three months ended September 30, 1996 to $15.77 in the three months ended September 30, 1997. In September 1997, the Company discontinued service to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg in September 1997 while adding service to New York-JFK.

     General and administrative expenses include the wages and benefits for the Company's executive and various other administrative personnel, the costs for office supplies, office rent, legal, accounting and other miscellaneous expenses.
General and administrative expenses increased approximately 10% from approximately $1.1 million (approximately 6% of operating revenues) in the three months ended September 30, 1996 to $1.2 million (approximately 6% of operating revenues) in the three months ended September 30, 1997. The increase in general and administrative expenses was primarily attributable to the increase in administrative personnel in the Company's accounting, MIS and legal departments as well as initiation of directors and officers insurance coverage.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 25% from $403,000 (approximately 2% of operating revenues) in the three months ended September 30, 1996 to $502,000 (approximately 3% of operating revenues) in the three months ended September 30, 1997. This increase was primarily the result of improvements to new and existing aircraft and gate space at the Kansas City Airport and costs associated with modifications of the Company's reservation system as well as a full quarter of depreciation and amortization charged in the three months ended September 30, 1997 on property and equipment added in the three months ended September 30, 1996.

     Other income (expense), net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit and the bank line of credit agreements, each executed in January 1997 as discussed in Notes 4 and 5, the Company issued certain stockholders warrants to purchase shares of common stock at an exercise price of $1.00 per share. Accordingly, the estimated fair value of the warrants issued related to each agreement totaling $3,895,000 during the nine months ended September 30, 1997, was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense increased during the three months ended September 30, 1997, as a result of borrowings against the line of credit and the addition of notes payable to related parties during the three months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, the proceeds from its initial public offering of its Common Stock and the issuance of debt. The Company to date has received net proceeds from the sale of its equity securities in the aggregate amount of approximately $36.4 million. In addition, the Company has utilized and continues to utilize current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected.

      On January 30, 1997, the Company established a six-month $2.275 million line of credit with Commerce Bank, N.A. (Wichita, KS), all of which is outstanding as of the date of the Prospectus. The Line of Credit is guaranteed by major stockholders of the Company. On August 1, 1997, the Company renewed the line of credit and the guaranties for an additional six months. In consideration for an agreement to guarantee the Company's line of credit for two years, the Company granted warrants to purchase up to 2,275,000 shares of the Company's Common Stock. There can be no assurance that a replacement $2.275 million line of credit will be available on acceptable terms, if at all, prior to its maturity. In the event that the Company is unable to replace or extend the line of credit prior to January 31, 1998, the Company would be required to utilize available cash balances, which would materially adversely affect the Company's then current cash position. There can be no assurance that the Company will have adequate cash resources to pay down the line of credit.

     On January 17, 1997, certain principal stockholders of the Company agreed to establish a two-year $4.0 million letter of credit on behalf of the Company in favor of the Company's credit card processor in order to reduce required restricted cash balances with such processor. On May 7, 1997 certain principal stockholders of the Company agreed to establish a two-year $2.0 million guarantee on behalf of the Company in favor of the Company's credit card processor in order to further reduce required restricted cash balances with such processor to secure its increased exposure due to increased advance ticket sales. In consideration for these agreements, the Company agreed to issue warrants to purchase up to 5,030,928 shares of the Company's Common Stock. The Company anticipates increased requirements with respect to restricted cash balances and there can be no assurance that the Company's principal stockholders will increase the letter of credit or guarantee or that the Company's use of cash from operations to secure the credit card processor will not have a material adverse effect on the Company's liquidity.

     During April through November 10, 1997, the Company borrowed an aggregate $20.1 million from the principal stockholders of the Company in the form of unsecured demand notes payable (collectively, the "Notes"). The proceeds received in connection with these notes are being used mainly for working capital purposes. The Company has also used proceeds of approximately $800,000 from the notes to meet a portion of the deposit requirements of its eighth, ninth and tenth aircrafts. In addition, the Company used proceeds from the notes of approximately $200,000 to purchase software for its new reservation system. Finally, the Company used proceeds from the notes of approximately $400,000 to upgrade the appearance of its fleet, move certain administrative offices and change its
employees uniforms.  The notes accrue interest at 8.0%   There
can be no assurance that the Company's principal stockholders will continue to provide cash through the issuance of unsecured demand notes payable, or otherwise.

     On October 23, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-3 effective with respect its Rights Offering. In connection with the Rights Offering, the Company is distributing nontransferable rights, at no cost, to stockholders of record. Each record holder will receive two rights for each share of common stock held, entitling the holders to subscribe for and purchase one share of Common Stock for a price of $0.50 per share. It is anticipated that the certain principal stockholders will exercise all of their rights granted pursuant to the basic subscription privilege of the Rights Offering. In lieu of paying the subscription price in cash, the principal stockholders will relieve and discharge the Company of approximately $10.0 million of unsecured demand notes. If all of the rights held by stockholders other than certain principal stockholders are exercised, the net proceeds to the Company from the sale of the Common Stock upon the exercise of the rights offered are estimated at approximately $5.2 million, after deducting
approximately $100,000 in offering expenses.   Other than the
anticipated conversion of the Notes, which does not result in new proceeds to the Company, there can be no assurance of any proceeds to the Company under the Rights Offering.

     During the nine months ended September 30, 1997, the Company has not generated sufficient passenger ticket sales to provide for its operational cash needs. During the nine months ended September 30, 1997, the Company's operating activities resulted in a cash flow deficit of $19.5 million. These cash flow deficits have been funded primarily through the sale of equity securities and debt borrowings, as discussed above. At September 30, 1997, the Company had cash and cash equivalents of approximately $235,000. The Company had a working capital deficit at September 30, 1997 of approximately $31.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Further, the financial statements incorporated by reference herein and the financial information presented herein were prepared assuming the Company will continue as a going concern and, as such, do not include any adjustments that might result from the outcome of this uncertainty.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through September 1998 will cost approximately $8.0 million, of which $3.8 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. The Company expects to expend approximately $1.1 million on various capital expenditures related to the upgrade of the Company's reservation systems and improvements to existing aircraft. As of September 30, 1997, the Company has entered into signed letters of intent or aircraft operating lease agreements for three additional aircraft. Deposit requirements for these aircraft total $1.1 million. The Company is also pursuing aircraft through operating lease agreements for one additional aircraft.

     The Company does not anticipate generating sufficient cash flow from operations during the remainder of 1997. Accordingly, the Company plans to implement certain actions designed to achieve long-term profitability. Management's plans to achieve long-term profitability include: the elimination of certain unprofitable routes, introduction of the Company's revised schedule, the introduction of new markets in December 1997, participation in certain of the airline industry's computerized CRSs, increased focus on the price-sensitive business traveler and pricing strategies to maximize passenger revenue and cost controls. There can be no assurance that their efforts will be successful.

     Whether or not the Company receives any proceeds from the Rights Offering or the Company's strategic plans to achieve long-term profitability are successful, the Company's continued operations are dependent upon the additional financing. Management plans to raise additional capital and secure additional bank financing to fund continued operations. Failure to raise such funds could result in the Company significantly curtailing or ceasing operations. The Company's ability to raise additional cash through equity or debt financings that may be required to continue operations during the remainder of 1997 and early 1998 will likely be dependent upon the Company's success in implementing actions designed to achieve long-term profitability, as described above, and its ability to operate at profitable levels during early 1998, as to which there can be no assurance. There can be no assurance that management can provide for the Company's necessary capital requirements or that the principal stockholders will continue to provide cash through the issuance of unsecured demand notes payable, or otherwise.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the Company's principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. The Company, to date, has yet to report profitable operations during a quarterly reporting period. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of September 30, 1997 had an accumulated deficit of approximately $63.1 million, a stockholders' deficit of approximately $20.6 million and a working capital deficit of approximately $31.1 million. The Company's limited operating history makes the prediction of
future operating results difficult.   There can be no assurance
that the Company will achieve profitability and the Company expects losses to continue through 1997.

     AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES. The airline business is extremely capital intensive, including, but not limited to, lease payment obligations for existing and new aircraft and related maintenance requirements. The Company has not operated profitably during any quarterly reporting period. Consequently, the Company has been dependent upon equity and debt financings primarily from principal stockholders in order to maintain operations. The Company will require additional financing, both short term and long term, if it is to maintain operations and is evaluating additional sources of working capital and other financings, but there is no assurance that additional sources of working capital will be available on acceptable terms, or at all. In addition, the Company has utilized and continues to utilize current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected. Further, there can be no assurance that the Company's principal stockholders will continue to provide working capital for the Company's operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     CONSUMER CONCERN ABOUT OPERATING SAFETY AT LOW-FARE, START-UP CARRIERS OR TYPE OF AIRCRAFT. Aircraft accidents or other safety related issues involving any carrier, such as the 1996 accidents involving ValuJet and Trans World Airlines, have had an adverse effect on airline passengers' perceptions regarding airline safety and particularly the safety of low-fare carriers. The Company utilizes older Boeing 737-200 jet aircraft, one was manufactured in 1982, and seven were manufactured between 1968 and 1970, which may also have an effect on passengers perceptions regarding safety. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving

Boeing 737s or other aircraft that are of the same age as the Company's aircraft whether operated by the Company or not could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 17.3% of the Company's operating expenses during the nine months ended September 30, 1997. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect of the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft. Accordingly, the significant increases in the price of jet fuel has resulted in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, the increase in the cost of jet fuel has been immediately passed through to the Company by suppliers and the Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company has been able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases.

     LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet currently consists of eight aircraft (with anticipated delivery of a ninth and tenth jet aircraft in December 1997) and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and profitability. The market for leased aircraft is very competitive, and there can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the time needed. Due to the Company's financial condition and losses since commencement of operations, the Company has found it and may find it more difficult in the future to lease additional aircraft on acceptable terms.

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

     As a result of recent incidents involving airlines, the FAA has increased its review of commercial airlines generally and particularly with respect to small, start-up airlines, such as the Company. During 1996 and 1997, after extensive FAA investigations, ValuJet, Kiwi International, Great Lakes and Rich
International, among others, either temporarily or permanently suspended operations. Because of the Company's start-up status, (i.e., operating less than five years), the Company's operations along with other start-up carriers recently have been and are expected to be subject to increased review by the FAA.

     Additional rules and regulations have been proposed from time to time in the last several years and might be enacted that could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations. For example, the National Transportation Safety Board has proposed new regulations to require carriers to upgrade the flight data recorders on their Boeing 737-200 jet aircraft. The estimated cost of such equipment would be approximately $90,000 for each of the Company's eight 737-200 jet aircraft. There can be no assurance that any of these rules or regulations would not have material adverse effect on the Company's business, financial condition and results of operations.

     The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet meets the current Stage-3 noise compliance requirements (50% of its fleet is Stage-3 compliant), with four of its eight Boeing 737-200 jet aircraft being equipped with hush kits. In addition, the Company anticipated delivery of its ninth and tenth aircraft which it has signed letters of intent, will be equipped with hush kits to meet Stage-3 noise compliance requirements. In the future, the Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 75% of its fleet must be Stage-3 compliant by December 31, 1998; and 100% of its fleet must be Stage-3 compliant by December 31, 1999.

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

     EMPLOYEE RELATIONS. While the Company currently operates with relatively low personnel costs, there can be no assurance that the Company will be able to maintain these low costs. The Company's employees are not represented by a labor union as are many airline industry employees. If unionization of the Company's employees were to occur, the Company's personnel costs could increase substantially. See "Business--Motivated and Trained Workforce."

     PASSENGER TICKET TAX. The existing ten percent ticket tax was converted on October 1, 1997 to a combination of a reduced percentage tax based on the price of the ticket and a fee assessed for each flight segment. Due to the Company's low fare structure, the combination of a percentage tax and flight segment fee will result in an overall higher tax paid by individuals who purchase tickets on the Company's flights and, consequently, could have a negative impact on the Company's business, financial condition and results of operations if the Company is unable to pass this increased tax burden on to its passengers through increased fares. The Company is unable, however, to predict how the new tax/segment fee will affect demand for the Company's product.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None.

ITEM 5.    OTHER INFORMATION
               None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

          Exhibit 10.1-- Aircraft Lease Agreement, dated as of
September 18, 1997, between the              Interlease Aviation
Investors II (Aloha), L.L.C. and the Registrant.

          Exhibit 11- Statement of Computation of Earnings per
Share for the Nine-Month Periods Ended September 30, 1996 and
1997

          Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.

     On August 22, 1997, the Company filed a report on Form 8-K under Item 5 regarding a press release announcing that it filed with the Securities and Exchange Commission a Registration Statement on Form S-3 to register rights to purchase shares of the Company's Common Stock.

     On October 29, 1997, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company on October 29, 1997 announcing the commencement of its Rights Offering. The Company is distributing at no cost to holders of record as of October 10, 1997 two rights for each share of common stock held on said date. Each right entitles the holder to purchase one share of Common Stock, for a price of $0.50 per share.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature and Title                          Date

\s\ Robert J. Spane                     November 13, 1997
Robert J. Spane, President and
Chief Executive Officer

\s\ William A. Garrett                  November 13, 1997
William A. Garrett,
Vice President-Finance
  and Chief Financial Officer
  (Principal Financial and Accounting Officer)