Form 10-K
period 1997-12-31
VANGUARD AIRLINES INC \DE\
filed 1998-03-30
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

                            (Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
     DECEMBER 31, 1997.

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

                       30 N.W. Rome Circle
                         Mezzanine Level
                Kansas City International Airport
                   Kansas City, Missouri 64153
                          (913) 789-1388
   (Address of principal executive offices, including zip code;
       Registrant's telephone number, including area code)


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

                 Yes     X             No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 3, 1998, there were 45,694,816 shares of Common Stock outstanding, of which 37,555,883 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 3, 1998 of $0.59, was $4,801,970.47.

     Documents incorporated by reference: Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

GENERAL

     Vanguard Airlines, Inc. ("Vanguard" or the "Company") was incorporated in Delaware on April 25, 1994. The Company's principal offices are located at 30 N. W. Rome Circle, Mezzanine Level, Kansas City International Airport, Kansas City, Missouri 64153, and its telephone number is (913) 789-1388.

     Vanguard is a lowfare airline offering convenient, non-stop and connecting scheduled jet service to destinations in established markets for both business and leisure travelers. The Company currently operates nine leased Boeing 737200 jet aircraft. The Company's schedule provides an average of 54 daily weekday flights serving Kansas City, Atlanta, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh, and New York City-JFK. In January 1998, the Company signed a letter of intent to lease its tenth Boeing 737-200 jet aircraft with delivery anticipated in mid-May 1998. The Company also provides limited charter services. The Company has experienced significant growth since the commencement of operations in December 1994, and has achieved operating revenues of approximately $36.2 million for the year ended December 31, 1995, $68.6 million for the year ended December 31, 1996 and $81.4 million for the year ended December 31, 1997. However, despite this significant growth in revenue levels, the Company to date has yet to report a profitable quarterly reporting period.

     THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION THAT ARE BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES, GENERAL ECONOMIC CONDITIONS, THE COST OF JET FUEL, THE OCCURRENCE OF EVENTS INVOLVING OTHER LOW-COST CARRIERS, THE CURRENT LIMITED SUPPLY OF BOEING 737 JET AIRCRAFT AND THE HIGHER LEASE COSTS ASSOCIATED WITH SUCH AIRCRAFT, POTENTIAL CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND ACTIONS TAKEN BY OTHER AIRLINES PARTICULARLY WITH RESPECT TO SCHEDULING AND PRICE IN THE COMPANY'S CURRENT OR FUTURE ROUTES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "BUSINESS -- FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

COMPANY'S LOW-FARE SERVICE

     The Company's low-fare service is designed to meet the needs of, and stimulate demand among, price-sensitive business and leisure travelers. To compete favorably, low-fare airlines must offer services that are price competitive with other airlines in its markets and, particularly with respect to short-haul markets, are competitive with ground transportation alternatives. The Company typically offers its airline services at fares that are substantially lower than fares offered prior to its entry into its markets, especially with respect to reservations made within seven days of departure. The Company's fares, however, are typically matched by the incumbent carriers, especially with respect to reservations made more than seven days prior to departure. The Company believes its low-fare strategy will continue in light of the Company's cost structure; however, the Company has marginally increased fares in most markets.

     In October 1997, the Company purchased and installed an enhanced revenue management system that monitors its fares and inventory in each of its markets. The primary price categories are: (i) promotional; (ii) 14-day advance; (iii) seven-day advance; (iv) one-day advance and (v) walk-up. Within each primary category, there are smaller fare price increments that are tailored to specific conditions and historical operating data. The purpose of the revenue management system is to achieve and maintain acceptable load factor and yield levels in each market, thereby maximizing revenue per available seat mile
("ASM").

     Most of the Company's fares are sold on a nonrefundable basis and do not require a minimum or a Saturday night stay. Customers who change their itinerary on a nonrefundable ticket, or who fail to use a purchased flight reservation when scheduled and provide advance notice to the Company, may apply the funds toward the purchase of another Vanguard flight for use within 180 days of the scheduled flight date, subject to a $50 service charge. As a result of its primarily nonrefundable fare structure, the Company's passengers typically take their designated flights, and the Company believes its "no-show" rate is approximately 6%. In addition, the Company began selling refundable fares during the fourth quarter of 1997 and, as a result, began overbooking flights.

     The Company's lowfare service is intended to satisfy most of the basic air transportation needs of the Company's targeted customers while establishing the Company's reputation as a small yet reliable airline where customers receive more than they expect from typical lowfare airlines. The Company offers advance seat assignments and more leg room than typical low-fare airlines. The Company believes that the basic air transportation needs of its targeted customers can be satisfied by providing a limited number of flights per day on most routes, lowfares, a frequent flyer program, inflight beverages and advance seat assignments. The Company, however, does not offer airport clubs, city ticket offices (except for the city ticket office in Mission, Kansas) or certain other amenities offered by many of its competitors. In addition, the Company does not interline with other domestic jet airlines, which affects, but does not prevent, the Company's ability to reaccommodate its passengers in the event of flight cancellations or delays. While many business travelers select traditional airlines based on the availability of these amenities, the Company believes that there is substantial demand for its lowfare service both from the pricesensitive business travelers and leisure travelers.

ROUTE SYSTEM AND SCHEDULING

     The Company serves primarily short- to medium-haul, high-volume markets with two to four round-trip flights per day. On March 1, 1998, the average stage length of the Company's flights was approximately 480 miles. Average stage length represents the scheduled service aircraft miles flown divided by the total number of departures. The Company has implemented various modification to its route structure since 1994. The Company's original 1994 route structure was based on a point to point strategy that focused on short- to medium-haul markets within the Midwestern and Rocky Mountain regions of the United States.

     In December 1996, the Company launched a hub and spoke strategy based in Kansas City. During the first quarter of 1997, the Company operated approximately 60 flights per day mainly in Kansas City and provided service to the most non-stop destinations from Kansas City. This schedule included three "red-eye" flights from the West Coast (Las Vegas, Los Angeles and San Francisco) as part of its strategy to offer more destinations with the same number of aircraft, thereby increasing aircraft utilization and ASM's.

     Due to poor reliability and financial performance of the hub and spoke schedule implemented in December 1996, the Company revised the cities it served and the related schedule in September 1997. The Company added service to New York-JFK from Kansas City and terminated service to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa. The Company eliminated its "red-eye" flying and increased times between arrivals and departures in order to increase its reliability and on-time performance. The revised schedule reduced ASMs and daily average aircraft utilization. Unit cost increases as a result of reducing ASMs are expected to be offset by cost reduction strategies, improved reliability and higher fares and passenger loads in denser markets. In December 1997, the Company initiated service between Chicago-Midway and Pittsburgh and Pittsburgh and New York City-JFK, with two flights per day. In January 1998, the Company terminated its daily non-stop flights between Kansas City and San Francisco.

     The Company's strategy allows the Company to pursue measured growth by expanding in existing markets as well as entering new markets where its low cost structure, current operating efficiencies and quality of operations can be preserved. As of March 1, 1998, the Company operated non-stop service in the following markets: (i) Atlanta and Kansas City; (ii) Chicago-Midway and Kansas City; (iii) Chicago-Midway and Minneapolis/St. Paul; (iv) Chicago-Midway and Pittsburgh; (v) Dallas/Ft. Worth and Kansas City; (vi) Denver and Kansas City;
(vii) Minneapolis/St. Paul and Kansas City; (viii) New York City-JFK and Kansas City; and (ix) New York City-JFK and Pittsburgh. The Company's flights are also timed to provide connecting opportunities to and from other combinations of these city pairs. For example, the Company's schedule provides for convenient direct service between Dallas/Ft. Worth and Chicago-Midway as well as convenient one-stop service between Atlanta, Denver, Minneapolis, Dallas, Chicago, New York-JFK via Kansas City.

RESERVATION AND INFORMATION SYSTEMS

     In the third quarter of 1997, the Company purchased and installed a new reservation system. This software continues the Company's simplified ticketless service and is an important component of the Company's attempt to maintain its low cost structure. The Company's integrated reservation, marketing and revenue accounting system is designed to capture information at its source and eliminate paper records when possible. The Company's system provides immediate access to detailed market by market data, as well as customer and financial information obtained throughout the reservation and boarding process. This system also collects, organizes and stores data on customers in support of the Company's frequent flyer program and a number of other direct marketing efforts. Management believes that the ease of immediate access to timely, detailed information through its reservation system enhances management functions. In connection with its new reservation software, the Company anticipates the ability to sell tickets over the internet through its home page on the internet, www@flyvanguard.com, in 1998.

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

     The Company's new reservation software permits the Company to participate in the SABRE and WORLDSPAN Computer Reservation Systems (CRSs). The Company began participating in the SABRE CRS in February 1998 and anticipates participation in the WORLDSPAN CRS in April 1998. Travel agents utilizing the SABRE CRS may book seats on the Company's flights, without the need to call the Company's reservation center. The Company's software and level of CRS participation allows travel agents to send automated requests to the Company's reservation system to verify availability of seat and price; upon verification from Vanguard's reservation system, the travel agent utilizes a credit card to complete the automated sale. The Company intends to continue to be a totally ticketless operation. The Company previously only displayed its flight schedules in the WORLDSPAN and GALILEO CRSs and the Company did not display its schedule in the much larger SABRE CRS system. The Company will continue to display its flights in the GALILEO CRS, but travel agents who utilize the GALILEO CRS will have to call the Company's reservation center to book a flight.

     At present, the Company does not intend to participate in the Airline Reporting Corporation ("ARC"), the airline industry collection agent for travel agency sales. Currently, at the time a travel agency reservation or sale is made, the Company identifies the travel agency making the booking, by either taking credit card information or charging the travel agency's account for future collection. Each travel agency then receives an invoice summarizing these transactions. Effective April 1, 1998, the Company intends to require most travel agencies to pay by credit card. Although travel agencies are most accustomed to doing business through ARC, the Company believes that the cost savings realized by avoiding the fees, ticket handling and revenue accounting costs inherent in the ARC system justify the Company's decision not to participate in ARC. The Company's participation in the SABRE and WORLDSPAN CRSs will require the travel agent to utilize a credit card to guarantee the completion of the sale. The Company refers to this guaranteed credit card process as "guaranteed ticketing." Under guaranteed ticketing, the Company collects cash from the travel agency bookings directly from the credit card processor. Further, the importance of collecting outstanding travel agency bookings is diminished regardless of whether the Company participates in ARC or maintains its own internal billing and collection functions.

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

MARKETING AND PROMOTION

     A majority of the Company's customers call its reservation center directly to make their reservations. As a result, the Company advertises directly to potential customers using primarily newspapers, television and radio. The Company's advertisements feature the Company's destinations, lowest available fares and the Company's toll free phone number, 1800VANGUARD. Currently, the marketing efforts of the Company are concentrated on price and destination advertisements. The Company recently introduced numerous initiatives designed to capture a larger share of the business traveler market. In November 1997, the Company launched a new class of service called Road Warrior Class SM to attract more business travelers. The Company's Road Warrior Class SM offers among other amenities, guaranteed timely arrivals, guaranteed seats on every flight, preferred seating, pre-assigned seating, refundable tickets, no change fees and a business class hotline. In addition to its Road Warrior Class,SM the Company now aggressively pursues group and bulk ticket sales.

     Approximately 40% of the Company's customers use travel agents to make their reservations. The Company has implemented marketing strategies and programs to build on its relationships with travel agencies throughout its route system. The Company has maintained its 10% commission paid to travel agents as well as occasionally matching such commission with an equivalent 10% travel credit that agencies may use on future Vanguard flights. The Company also communicates regularly with travel agents through personal visits, parties, direct mail and telemarketing. The Company anticipates increased travel agent bookings due to its participation in the SABRE CRS and projected participation in the WORLDSPAN CRS. See " Reservation and Information Systems."

     The Company's frequent-flyer program, Vantage Points,SM awards free round-trip tickets on Vanguard to customers who complete 16 Vanguard flights, or eight round trips, within any 12 month period. In addition to its standard frequent flyer program, the Company on occasion accelerates rewards on its frequent flyer program. The Company is currently working on further enhancements and partnerships to its frequent flyer program in order to establish more active communication with frequent flyers and partners. The Company's new reservation software is expected to be more effective than the Company's previous system in achieving these goals.

MOTIVATED AND TRAINED WORKFORCE

     The Company believes that the success of an airline is dependent in large part on the attitudes of its people. The Company has developed a corporate culture that provides an environment of relaxed, casual professionalism for its employees. The Company attempts to provide a working environment conducive to personal responsibility, creativity, accountability and commitment. The Company has created an informal atmosphere and employed a horizontal management structure to facilitate communication throughout the organization. To keep all employees informed about the Company's status and developments, the Company hosts a monthly question and answer session with the Company's Chairman of the Board, Chief Executive Officer and President, Robert J. Spane, and other executive officers of the Company. In addition, the Company established an information line, which Mr. Spane updates regularly, and a marketing news line, to improve the flow of information and communications throughout the Company.

     The Company seeks to select, train and maintain a highly productive workforce of skilled, enthusiastic and energetic employees and reward them for performance by allowing them to share in the Company's success. Management believes that its base wage and benefit levels are generally at market rates of other similar airlines. The Company expects to maintain a motivated workforce through its selection process and a casual and friendly working environment. In addition, the Company has implemented a 401(K) plan, employee stock purchase plan and adopted a profit sharing plan. In August 1997, Mr. Spane implemented a Company wide incentive plan that gives each employee $25.00 per week if the Company meets certain operating performance criteria with respect to on-time performance and flight completion goals. The Company expects that the aforementioned programs will further align the interests of its employees, the Company and its customers.

     The airline business is highly regulated. Regulations promulgated by the Federal Aviation Administration ("FAA") require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown and to be medically certified as physically fit. Licenses and medical certification requirements are subject to periodic continuation requirements including recurrent training and recent flying experience. Both pilot training and mechanic training for the Boeing 737200 jet aircraft are generally provided by independent contractors, including other airlines. Currently, the average age and flight time of the Company's pilots is 41 years and 6,400 hours, respectively. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for the Company's aircraft. Flight attendants must have initial and periodic training and certification. All of these employees are subject to preemployment and subsequent random drug and alcohol testing. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by the FAA regulations.

     Many airlines are unionized. Management has attempted to create an environment that is informal and that facilitates the free flow of communication, which may reduce employees' desires to be represented by unions. If the employees eventually seek representation, the impact on the Company may be material and adverse, although the Company believes that its lowcost structure is derived from its simplified procedures and not simply from its employee compensation structure. The Company is unable to predict whether any of its employees will elect to be represented by a labor union.

AIRPORT OPERATIONS

     The Company currently serves eight airports. The Company has leases with the appropriate airport authorities at certain airports and sublease or handling arrangements directly with signatory airlines at other airports. Most of the sublease or handling arrangements, as discussed below, can be terminated by the other airlines or the Company upon 30 to 60 days notice. If such a termination were to occur, the Company would have to make alternative arrangements or cease operations at the affected airport. There can be no assurance that alternative arrangements would be available at all or at a reasonable cost. Although the Company's flights at New York City-JFK are scheduled to operate at times during the day that do not require slot allocations or exemptions, the Company has filed a slot application with the Department of Transportation ("DOT") in order to operate certain flights in slot-controlled times. There can be no assurance that the Company's slot application will be successful. See
" Government Regulation."

     Ground handling services typically involve (i) public contact services, such as meeting, greeting and serving the Company's customers at the checkin counter, gate and baggage claim areas and (ii) underwing ground handling services such as marshaling the aircraft into and out of the gate, baggage loading and unloading, as well as lavatory and water servicing, deicing and certain services provided to the aircraft overnight. Public contact services at the Company's various airports are conducted by the Company's full- and part-time employees. Underwing ground handling services are primarily provided by other airlines and/or fixed based operators. The Company performs its own underwing ground handling services at Chicago-Midway Airport.

AIRCRAFT

     The Company's aircraft fleet consists of nine leased Boeing 737-200 jet aircraft. Eight of the Company's jet aircraft were manufactured between 1968 and 1970. One aircraft and the aircraft scheduled to arrive in May 1998 were manufactured in 1982 and 1977, respectively. Four of the Company's aircraft were leased under operating leases that originally expired in 1997; the leases provided for up to two renewal terms of two years each with no increase in base rent. The Company renewed the leases for the first two-year renewal period and three leases now expire in December 1999 and one in January 2000. The remaining five aircraft have varying lease termination dates: one of its Boeing 737-200 jet aircraft has been leased for a term extendable through 2001; two of its aircraft have been leased for a term extendable through 2002; and two for terms extendable through 2004. The Company has options to purchase five of the Boeing 737-200 jet aircraft during the terms of their respective leases. See "Factors That May Affect Future Results of
Operations Limited Number of Aircraft; Aircraft Acquisitions."

     All expenses relating to the maintenance and operation of the aircraft are the Company's responsibility. While the Company anticipates a higher maintenance cost for older aircraft, including costs to comply with FAA Airworthiness Directives (AADs") and regulations for aging aircraft, the Company believes that the total costs of operating the Boeing 737-200 jet aircraft is competitive with newer aircraft types because the Company's aircraft have significantly lower acquisition or lease costs. Lower acquisition or lease costs result in lower fixed costs, which the Company believes will allow greater flexibility to adjust capacity to demand.

     The Company's aircraft must be brought into compliance with Federal Stage 3 noise level requirements in phases: 75% by December 31, 1998 and 100% by December 31, 1999. Currently, the Company's fleet meets the Stage 3 noise compliance requirements of 50%. The Company's tenth aircraft anticipated in May 1998 will meet Stage 3 requirements. The Company must modify one aircraft in its existing fleet to satisfy the December 31, 1998 Stage 3 requirements. The Company believes that through the modification of current lease terms, the acquisition of an FAA certified hush kit would be available to allow the Company's fleet to meet the December 31, 1998 Stage 3 requirements.

     Because the Company's aircraft fleet consists of nine aircraft (ten in May 1998), if one or more of its aircraft was not in service, the Company would experience a proportionally greater loss of capacity than would be the case with a larger airline. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance, however, could materially and adversely affect the Company's service, reputation and financial performance. In addition, the demand for Boeing 737 aircraft has increased markedly in the last two years. In the event the Company seeks to lease additional aircraft in order to expand its service and/or route system, there can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed.

MAINTENANCE AND REPAIRS

     All maintenance and repairs are accomplished in accordance with the Company's maintenance program approved by the FAA.
Older aircraft, in general, are likely to incur greater maintenance expense than newer aircraft. The Company believes that its aircraft are mechanically reliable and that the ongoing cost of maintenance on such aircraft is, and will continue to be, within industry norms. The Company must comply with existing ADs and regulations for aging aircraft issued by the FAA. In addition, the Company may be required to comply with future ADs or regulations regarding maintenance and repairs. There can be no assurance that the Company's costs of maintenance in the future (including costs to comply with ADs and regulations) will fall within industry norms or that the Company's aircraft will be reliable over time.

     Aircraft maintenance consists of routine and daily maintenance and major overhauls. Routine or daily maintenance is generally performed by the Company's mechanics in Kansas City, Chicago-Midway and Minneapolis/St. Paul or in various other cities, as needed, by independent contractors. The Company plans to hire its own mechanics in Pittsburgh in April 1998 for routine and daily maintenance requirements. The Company employs approximately 64 mechanics and related personnel. The Company has contracted with various independent FAA certified maintenance operations to perform major scheduled maintenance.

     The Company does not own a large inventory of spare parts, but has contracted with an independent contractor to make spare parts available and to manage the Company's rotable stockroom in Kansas City. For this service, the Company pays a monthly lease fee based on the value of the parts in stock, in addition to the repair costs on "off" units when, and if, the inventoried parts are installed on the Company's aircraft. In 1997, the Company returned its two Boeing 737-300 jet aircraft pursuant to the terms of their respective leases and, consequently, has returned approximately $1.1 million inventory of spare parts.

FUEL

     The cost of jet fuel is one of the Company's largest operating expenses (approximately 17.4% of operating expenses when including taxes and the cost of delivering fuel into the aircraft for the year ended December 31, 1997). The Company is currently purchasing fuel for approximately $0.65 per gallon (including taxes and the cost of delivering fuel into the aircraft), which is significantly less than the 1997 and 1996 average cost of $0.74 and $0.79 per gallon, respectively. Significant changes in jet fuel prices have materially affected the Company's operating results in the past. Jet fuel prices are susceptible to international events. The Company cannot predict the effect of events on the future availability and cost of jet fuel. The Company's 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors, whose average aircraft is newer and thus more fuel efficient.

The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel is immediately passed through to the Company by suppliers. As a result, the Company has experienced reduced margins due to its inability to increase fares sufficiently to compensate for higher fuel costs and taxes. Even if it is able to raise selected fares, the Company will experience reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply could also have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results of Operations C Fuel Costs"

COMPETITION

     Under the Airline Deregulation Act of 1978 (the
"Deregulation Act"), domestic certificated airlines are free to enter and exit domestic routes and to set fares without regulatory approval, and all city pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive and susceptible to price discounting. Airlines compete primarily with respect to fares, scheduling (frequency and flight time), destinations, frequent-flyer programs and type (jet or propeller) and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations or even maintain operations in that market. In the future, other airlines may set their prices at or below the Company's fares, introduce new nonstop service between cities served by the Company or add additional capacity in markets served by the Company in attempts to prevent the Company from achieving profitable operations. The Company may also face competition from existing airlines that may begin serving markets the Company serves, from new low-cost airlines that may be formed to compete in the lowfare market (including any airlines that may be formed by major airlines) and from ground transportation alternatives. See AFactors that may Affect Future Results of Operations Intense Competition and Competitive Reaction."

GOVERNMENT REGULATION

     All interstate air carriers are subject to regulation by the DOT and the FAA under the Federal Aviation Act. The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing and training and maintenance standards. In general, the amount of economic regulation over interstate air carriers in terms of market entry, exit, pricing, and intercarrier acquisitions and agreements has been greatly reduced subsequent to enactment of the Deregulation Act.

     Presently, four airports, Chicago-O'Hare, New York City-LaGuardia, New York City-JFK and Washington, D.C.-National, are regulated by means of "slot" allocations, which represent governmental authorizations to take off or land at a particular airport within a specified time period. The DOT regulations currently permit the buying, selling, trading or leasing of slots. Slot values depend on several factors, including the airport, time of day covered, the availability of slots and the class of the aircraft. FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances without compensation. The DOT may require forfeiture of slots without compensation if it determines slots are needed to meet operational needs of international or essential air transportation. The Company currently does not have slot allocations or leases at New York City-JFK. The slot restrictions at New York City-JFK cover a five-hour period between 3:00 p.m. and 7:59 p.m. The Company filed an application for slot exemption to allow the Company to offer non-stop service between Kansas City and New York City-JFK and between Pittsburgh and New York City-JFK. The Company's service to New York City-JFK operates in times that are not subject to slot regulation and consequently, the Company's arrivals and departures are timed accordingly. The Company's ability to expand service at New York City-JFK is restricted by its ability to obtain a slot exemption, to which there can be no assurance.

     Vanguard began flight operations in December 1994. Since then, Vanguard has had no reportable incidents to the DOT that have involved serious bodily injury or significant damage to any of the Company's aircraft.

     The Company's flight personnel, flight and emergency procedures and aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA. The Company believes that the FAA often applies strict scrutiny to the operations of small or startup airlines to ensure proper compliance with FAA regulations. FAA examiners have flown on numerous Company flights and have subjected its flight and ground personnel to periodic announced and unannounced reviews and inspections. The Company believes that its operations and compliance with FAA regulations are within industry standards.

     The DOT and FAA also have authority under the Aviation
Safety and Noise Abatement Act of 1979, as amended, under the Airport Noise and Capacity Act of 1990 ("ANCA") and, along with the Environmental Protection Agency, under the Clean Air Act, as amended, to monitor and regulate aircraft engine noise and exhaust emissions. The Company believes its aircraft comply with all applicable FAA noise control regulations and with current emissions standards. See "--Aircraft" and "--Maintenance and Repairs."



INSURANCE

     The Company carries the types and amounts of insurance required by the DOT, which the Company believes are customary for airlines similar to the Company, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. While the Company believes such insurance will be adequate as to amounts and risks covered, there can be no assurance that such coverage will continue to be available or that it will fully protect the Company against all losses that it might sustain.

EMPLOYEES

     As of March 1, 1998 the Company employed approximately 456 full-time and 85 part-time employees consisting of 73 pilots, 112 flight attendants, 64 maintenance personnel, 130 station agents and 162 management and staff personnel. In addition, the Company's reservation center, which is currently operated by a third party, employed 274 full- and part-time people as of March 1, 1998. In April 1998, upon the expiration of the management contract with the third-party provider, the Company intends to directly manage and hire employees to run the Company's reservation center.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. The Company, to date, has yet to report profitable operations during a quarterly reporting period. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of December 31, 1997 had an accumulated deficit of $69.7 million, a stockholders' deficit of $11.9 million and a working capital deficit of $22.4 million.
The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company will achieve profitability.

     AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES. The airline business is extremely capital intensive, including, but not limited to, lease payment obligations and related maintenance requirements for existing or new aircraft. The Company has not operated profitably during any quarterly reporting period. Consequently, the Company's continued operations has been dependent upon equity and debt financings primarily from principal stockholders. The Company will likely require additional financing, both short term and long term, if it is to maintain operations and is evaluating additional sources of working capital and other financings, but there is no assurance that additional sources of working capital will be available on acceptable terms, or at all. In addition, the Company has utilized and continues to utilize current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected. Further, there can be no assurance that the Company's principal stockholders will continue to provide working capital for the Company's operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

     ABILITY TO CONTINUE AS A GOING CONCERN; EXPLANATORY PARAGRAPH IN ACCOUNTANTS' REPORT. The report issued by the Company's independent auditors for the year ended December 31, 1997 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The report states that because of the Company's net losses, negative cash flows and working capital deficit, the Company has been dependant upon financing from principal stockholders. The report further states that there can be no assurance as to the availability of further financing and that there is substantial doubt about the Company's ability to continue as a going concern. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

     INTENSE COMPETITION AND COMPETITIVE REACTION. The Company is subject to intense competition in all of its routes. Under the Deregulation Act, domestic certificated airlines may enter and exit domestic markets and set fares without regulatory approval. All city-pair domestic airline markets, except for those that are slot-controlled, are generally open to any domestic certificated airline. Airlines compete primarily with respect to fares, schedules (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller) and size of aircraft. The Company competes with various other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity and lowered their fares in the market, making it more difficult for the Company to achieve profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations in that market.

     CONSUMER CONCERN ABOUT OPERATING SAFETY AT NEW-ENTRANT CARRIERS OR TYPE OF AIRCRAFT. Aircraft accidents or other safety-related issues involving any carrier, may have an adverse effect on airline passengers' perceptions regarding the safety of new-entrant, low-fare carriers. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s or other aging aircraft could have a material adverse effect on the Company's business, financial condition and results of operations, even though the Company itself may not experience any such problems with its jet aircraft.

     SEASONALITY AND CYCLICALITY. The Company's operations are dependent upon passenger travel demand. Airlines typically experience reduced demand at various times during the fall and winter and increased demand for service during the spring and summer. Within these periods, the Company experiences variations in passenger demand based on its particular routes and passenger demographics. The Company has experienced reduced demand during the fall and winter with adverse effects on revenues, operating results and cash flow. In addition, passenger travel in the airline industry, particularly leisure travel, is highly sensitive to adverse changes in general economic conditions. A worsening of current economic conditions, or an extended period of recession nationally or in the regions served by the Company, would have a material adverse effect of the Company's business, financial condition and results of operations.

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 17.4% of the Company's operating expenses for the year ended December 31, 1997. The Company's average cost per gallon decreased from $0.79 per gallon in the year ended December 31, 1996, to $0.74 per gallon in the year ended December 31, 1997. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers. The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of nine aircraft (the Company has signed a letter of intent for its tenth aircraft) and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft has become more competitive than it was at the time of the Company's inception, and there can be no assurance that the Company would be able to lease additional aircraft on satisfactory terms or at the time needed. Further, if the Company is unable to lease additional aircraft that are in compliance with the Stage-3 noise compliance requirements, it may have to make significant capital expenditures to make its aircraft fleet meet such requirements. See "Business -- Aircraft."

     GOVERNMENT REGULATION. The Company is subject to the Federal Aviation Act (the "Aviation Act"), under which the DOT and the FAA exercise regulatory authority over airlines. This regulatory authority includes, but is not limited to: (i) the initial determination and continuing review of the fitness of air carriers (including financial, managerial, compliance-disposition and citizenship fitness); (ii) the certification and regulation of aircraft and other flight equipment; (iii) the certification and approval of personnel who engage in flight, maintenance and operations activities; and (iv) the establishment and enforcement of safety standards and requirements with respect to the operation and maintenance of aircraft, all as set forth in the Aviation Act and the Federal Aviation Regulations. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. As a result of recent incidents involving airlines, the FAA has increased its review of commercial airlines generally and particularly with respect to small and new-entrant airlines, such as the Company. The Company's operations are subject to constant review by the FAA.

      Additional rules and regulations have been proposed from time to time in the last several years and that, if enacted, could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations. There can be no assurances that any of these rules or regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

     The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet meets the current, Stage-3 noise compliance requirements (50% of its fleet Stage-3 compliance). In the future, the Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 75% of its fleet must be Stage-3 compliant by December 31, 1998; and 100% of its fleet must be Stage-3 compliant by December 31, 1999.

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

ITEM 2.  PROPERTIES

     The Company leases approximately 11,000 square feet of office space at Kansas City International Airport ("KCI") for corporate, operation and quality assurance functions under a lease that expires in 1998. The Company leases approximately 12,000 square feet from Trans World Airlines near KCI for training, purchasing and aircraft parts inventory functions pursuant to a month to month lease. The Company leases approximately 17,000 square feet of office space in Mission, Kansas for corporate offices and reservation's center, under a lease that expires in September 1999. The Company intends to consolidate its office space at KCI used for corporate, operation and quality assurance functions to a Trans World Airlines, leased building in May 1998. The Company also leases approximately 7,250 square feet in Lawrence, Kansas, which was used as one of its two reservations facilities. The Company closed its Lawrence, Kansas reservation center in September 1997. The Company has subleased this center to an independent call center operator since September 1997 and is in current discussions to sublease or assign the remaining three years of its lease to a third party.

     The check-in counters, gates and airport office facilities at each of the airports the Company serves are leased from the appropriate airport authority or other airlines pursuant to subleases or other arrangements. Such arrangements may include baggage handling, station operations, cleaning and other services. If such facilities at current or new cities served by the Company are not available to the Company at acceptable rates, or if such facilities become no longer available to the Company at acceptable rates, the Company may choose not to service such markets.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any material litigation or legal proceedings at this time and is not aware of any material litigation or legal proceedings threatened against it.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended
December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the Company's executive officers and directors as of March 1, 1998:

     Name                Age       Position

Robert J. Spane          57        Chairman of the Board, Chief
                                   Executive Officer and
                                   President
James E. Eckart          54        Vice President - Customer
                                   Relations
William A. Garrett       33        Vice President - Finance and
                                   Chief Financial Officer
Brian S. Gillman         28        Vice President, General
                                   Counsel and Secretary
James B. Miller          59        Vice President - Maintenance
William F. McKinney      58        Vice President - Operations
Russell Winter           31        Vice President - Marketing and
                                   Planning
Lee M. Gammill, Jr.      63        Director
Denis T. Rice            65        Director

     Set forth below is a description of the business experience of each executive officer and director of the Company.

     VICE ADMIRAL ROBERT J. SPANE USN (RET.) was elected a director of the Company in May 1996 and elected chairman of the Board, Chief Executive Officer and President of the Company in June 1997. Vice Admiral Spane served in the U.S. Navy for 35 years where his last position was Commander, Naval Air Force Pacific, which he held from October 1993 to February 1996. Vice Admiral Spane, as Commander, Naval Air Force Pacific, was responsible for all finances, training, logistics and the material condition of all aircraft carriers, aircraft and naval air stations in the Pacific. Vice Admiral Spane retired from the U.S. Navy in February 1996. Vice Admiral Spane is a 1962 graduate of the U.S. Naval Academy.

     JAMES E. ECKART joined the Company in July 1997 as a customer service consultant and was appointed Vice President of Customer Relations in August 1997. For over 30 years Mr. Eckart was involved in aviation-related activities as a United States Naval Aviator, where he served most recently as a Captain. While in the Navy, Mr. Eckart commanded aviation squadrons and major aviation shore stations, was also involved in aviation training and served as liaison between the U.S. Navy and the FAA. Mr. Eckart holds a commercial pilot license and a degree in Human Resources Management.

     WILLIAM A. GARRETT joined the Company in June 1996 as Corporate Controller and was appointed Vice President - Finance and Chief Financial Officer in July 1996. From December 1993 to June 1996, he served as a Senior Manager with Ernst_& Young LLP. From 1987 to 1993, he served on the staff of and as manager for Coopers and Lybrand LLP. Mr. Garrett is a certified public accountant and a member of the American Institute of Public Accountants. Mr. Garrett obtained a B. S. Degree in Business Administration and Accounting from Washington & Lee University.

     BRIAN S. GILLMAN joined the Company in July 1996 as Vice President, General Counsel and Secretary. From September 1994 to July 1996, Mr. Gillman was an associate in the law firm of Stinson, Mag & Fizzell, P.C., Kansas City, Missouri, where he served as a corporate counsel for the Company. Mr. Gillman received his Juris Doctorate from the University of Iowa in 1994.

     JAMES B. MILLER joined the Company in April 1996 as Manager of Maintenance Programs and Planning, was appointed to Director of Quality Assurance in July 1997 and Vice President - Maintenance in March 1998. Prior to joining the Company, Mr. Miller was employed with Trans World Airlines for 28 years. Mr. Miller served most recently as a Staff Vice-President, Engineering and Quality Assurance for Trans World Airlines.

     WILLIAM F. MCKINNEY joined the Company in March 1996 as Chief Pilot and was appointed Vice President-Flight Operations in April 1996. Prior to joining the Company, Captain McKinney served as a pilot for Trans World Airlines for 29 years, where he served most recently as General Manager of Flying (Chief Pilot) for the Western Region of the United States.

     RUSSELL WINTER joined the Company in August 1997 as Vice President - Marketing and Planning. From January 1995 to August 1997, Mr. Winter was a Vice President at Hambrecht & Quist, a wholly-owned subsidiary of Hambrecht & Quist Group. Hambrecht & Quist is an investment banking firm based in San Francisco, California. Mr. Winter serves as a member of Hambrecht & Quist TSP Investment Management Co., L.L.C. and Hambrecht & Quist TSP II Investment Management, L.L.C., one of the general partners of Hambrecht & Quist TSP Investors, L.P. and Hambrecht & Quist TSP II Investors, L.P., respectively. From August 1992 to January 1995, Mr. Winter was a Business Analyst with the Airbus Division of British Aerospace.

     LEE M. GAMMILL, JR. was elected a director of the Company in September 1997. Mr. Gammill is the retired Vice Chairman of the Board of New York Life Insurance Company. From 1989 until he retired in May 1997, Mr. Gammill served as the Executive Vice President - Individual Insurance Operations at New York Life.

Mr. Gammill joined New York Life in 1957 as a sales agent and held various management and executive positions throughout his 40-year career with New York Life.

     DENIS T. RICE was elected a director of the Company in April
1997. Mr. Rice is a director in the law firm of Howard, Rice, Nemerovski, Canady, Falk & Rabkin, P.C., San Francisco,
California, a firm he has been associated with since 1961.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

     The Common Stock began trading publicly on the Nasdaq SmallCap Market under the symbol "VNGD" on November_3, 1995. Prior to that date, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq SmallCap Market. The Common Stock was delisted from the Nasdaq SmallCap Market on December 16, 1996. The Common Stock currently trades on the OTC Bulletin Board.

                         High           Low
     1996

     First Quarter       $ 9 5/8        $6
     Second Quarter      $12 1/4        $8
     Third Quarter       $ 9 1/2        $3 7/16
     Fourth Quarter      $ 5 1/4        $1 3/4

     1997

     First Quarter       $3 1/8         $1 3/4
     Second Quarter      $2 3/16        $1 3/8
     Third Quarter       $2             $1 1/8
     Fourth Quarter      $1 1/8         $  4/10

     1998

     January             $  3/4         $  9/16
     February            $  5/8         $  5/10

     The above OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 3, 1998, there were approximately 242 holders of record of Common Stock.

DIVIDEND POLICY

     The Company has not declared or paid dividends on its Common
Stock. The Company currently intends to retain any future earnings to fund operations and to continue the development of its business and, thus, does not expect to pay any cash dividends on its common stock in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

     On December 10, 1997, the Company completed its Rights Offering, effecting the sale of 30,455,714 shares of Common Stock for $0.50 per share. In the Rights Offering, the Company distributed, at no cost to holders of its Common Stock as of October 10, 1997 ("Record Date"), nontransferable rights to purchase shares of Common Stock. Each record holder received two rights for each share of Common Stock held on the Record Date. Each right entitled the record holder to purchase one share of Common Stock for a price of $0.50 per share.

     On March 20, 1998, the Company completed a private sale of $10.00 preferred stock units (the "Preferred Units"). Each Preferred Unit consists of one share of Series A Preferred Stock, $0.001 par value, and a warrant to purchase forty (40) shares of Common Stock. Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time after July 15, 1998, into the number of fully paid and non-assessable shares of Common Stock as is determined by dividing $10.00 by the conversion price of $0.50 per share. In the Preferred Unit private placement, the Company sold 151,200 and 151,162 Preferred Units to J. F. Shea Co. Inc. and The Hambrecht 1980 Revocable Trust, William Hambrecht as Trustee, respectively. In addition, the Company, under the same agreement, has the option to sell an additional 150,000 Preferred Units under the same terms and conditions within 90 days of March 20, 1998.

     In addition, on March 20, 1998, the Company entered into a Note Exchange Agreement with holders of its 8% demand notes (the "Holders"). The Holders have agreed to exchange an aggregate amount of $9,467,741 existing 8% demand notes for new notes that provide for automatic conversion into the Company's Common Stock at such time as the Company has an adequate number of authorized shares. The Holders have also agreed to convert all outstanding interest in connection with these 8% Demand Notes as well as other accumulated interest associated with previous outstanding demand notes. The Company and the Holders have agreed to convert approximately $958,134 in interest to Common Stock. The conversion price of the Notes and interest is $0.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating data of the Company for the years ended December 31, 1995, 1996 and 1997. The selected financial data in the table have been derived from the audited financial statements of the Company, which are included elsewhere herein. The data should be read in conjunction with the Financial Statements of the Company and the related Notes thereto, and AManagement's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                            1995           1996          1997

STATEMENT OF
OPERATIONS DATA:

Total operating          $ 36,159,018   $ 68,589,101   $  81,384,138
  revenues

Total Operating            48,225,313     92,503,417     106,758,900
  expenses

Operating loss           (12,066,295)    (23,914,316)    (25,374,762)

Total other                (129,235)      (1,893,754)     (2,871,241)
 expense, net

Net loss               $(12,195,530)  $ (25,808,070) $ (28,246,003)

Net loss per           $   (1.65)     $    (2.85)    $    (1.85)
  share /1/

Weighted average          7,395,921       9,056,888     15,232,901
  common shares
  outstanding /1/

OPERATING DATA:  /2/

Revenue passenger      290,030,187      667,845,140    767,239,664
  miles (RPMs)

Available seat         562,340,660    1,090,058,358  1,295,760,836
  miles (ASMs)

Load factor                51.58%          61.27%         59.21%

Break-even load            70.06%          83.87%         79.62%
  factor /3/

Passenger yield          $ 0.1172         $ 0.0973            $ 0.0998
  per RPM

Total revenue
  per ASM               $ 0.0643         $ 0.0629            $  0.0628

Operating cost
per ASM                 $ 0.0858         $  0.0849           $ 0.0824

Block hours flown         14,781             24,721            29,859

Average flight               372                530               585
  length (miles)

Operating cost per       $ 3,263          $   3,742         $  3,575
  block hour

Aircraft in service         7                     8                9
  (end of period)

Airports served
  (end of period)           9                     15                9

BALANCE SHEET DATA:

Cash and cash       $ 3,491,640         $  402,083          $  1,082,712
  equivalents

Working capital      (4,172,305)        (16,296,881)           (22,352,910)
  deficiency

Property and
  equipment net       4,550,818           5,049,658              5,484,684

Total assets        16,425,698          20,318,247            24,763,884

Long-term debt               --          5,000,000             1,900,000

Total stockholders'
  equity (deficit)   3,544,633          (13,238,247)   (11,944,434)

/1/  See Note 1 of Notes to Financial Statements.

/2/ "REVENUE PASSENGER MILES" or "RPMs" represents the aggregate amount of miles flown by revenue passengers. "AVAILABLE SEAT MILES" or "ASMs" represents the number of seats available for passengers multiplied by the number of miles those seats are flown. "BREAK-EVEN LOAD FACTOR" represents the percentage of RPMs that must be flown for the airline to break-even after operating and interest expenses assuming non-passenger operations, primarily mail, operate at break-even. Break-even load factor is calculated by taking total expenses, minus non-passenger revenue, divided by ASMs, divided by passenger yield per RPM.
     "PASSENGER YIELD PER RPM" represents the total passenger revenue divided by RPMs. "TOTAL REVENUE PER ASM" represents total revenues divided by total ASMs. "OPERATING COST PER ASM" represents operating expenses divided by total ASMs. "BLOCK HOURS FLOWN" represents the time between aircraft gate departure and aircraft gate arrival. "AVERAGE FLIGHT LENGTH" represents aircraft miles flown divided by the number of departures.

/3/ Excludes $1,858,767 and $1,833,335 of noncash deferred debt issuance cost amortization for the years ended December 31, 1997 and 1996, respectively.

     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated on April 25, 1994 and operates as a lowfare, short to mediumhaul passenger airline that provides convenient, scheduled jet service to attractive destinations in established markets in the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737200 jet aircraft operating two daily flights each way between Kansas City and Denver and two daily flights each way between Denver and Salt Lake City. As of December 31, 1997, the Company operates a total of nine leased Boeing 737200 jet aircraft, which provides an average of 53 daily weekday flights serving Kansas City, Atlanta, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh, New York City-JFK and San Francisco. On January 11, 1998, the Company terminated its daily non-stop flights between Kansas City and San Francisco.

     The Company's operating revenues are derived principally from the sale of airline services to passengers and are recognized when transportation is provided. Total operating revenues are primarily a function of fare levels and the number of seats sold per flight. The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to operating revenues, and low profit margins. The Company's principal business strategy is to provide airline services in established, high passenger-volume markets that are not served by other low-fare airlines.

     The primary factors expected to affect the Company's future operating revenues are the Company's ability to offer and maintain competitive fares, the reaction of existing competitors to the continuation or commencement of operations by the Company in a particular market (including changes in their fare structure, aircraft type and schedule), the possible entry of other lowfare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-cost carriers, passengers' perceptions regarding the safety of low-cost carriers, general economic conditions and seasonality factors. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided, rent for gates and other facilities and marketing and advertising expenses. The Company has a limited history of operations and since its inception on April_25, 1994 has experienced significant losses. As of December 31, 1997, the Company had an accumulated deficit of $69.7 million and stockholders' deficit of $11.9 million. As disclosed in the audited financial statements, the Company had a net loss of approximately $28.2 million and net cash flows used in operating activities amounting to approximately $26.4 million for the year ended December 31, 1997. Additionally, at December 31, 1997, current liabilities exceeded current assets by $22.4 million. As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to predict the future operating results of the Company.

     The Company has been dependent upon equity and debt financings from its principal stockholders. There can be no assurance as to the availability of further financings. Management's plans include raising additional capital and securing additional bank financings to fund ongoing operations and the possible expansion of operations, however, there can be no assurance the Company will be successful in this regard.

     Certain amounts and percentages disclosed in management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1996 have been changed to conform to the 1997 presentation.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER
31, 1996

     OPERATING REVENUES

     Total operating revenues increased approximately 19% from approximately $68.6 million for the year ended December 31, 1996 to approximately $81.4 million for the year ended December 31, 1997. This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights. During the year ended December 31, 1996, the Company averaged 45 flights per day which increased to 50 flights per day during the year ended December 31, 1997. The Company began flying a new route structure on December_21, 1996, which included the initiation of services from Kansas City to Atlanta, Ft._Meyers, Las Vegas, Miami, Orlando and Tampa/St._Petersburg as well as non-stop service between Chicago-Midway and Kansas City.
This route restructuring refocused the Company's strategy by creating a hub in Kansas City. ASMs increased approximately 19%, from approximately 1,090_million during the year ended December
31, 1996 to approximately 1,296 million during the year ended
December 31, 1997. RPMs increased approximately 15%, from approximately 668 million during the year ended December 31, 1996 to approximately 767 million during the year ended December 31, 1997. The increase in ASMs was primarily attributable to an increase in the number of daily flights and the addition of destinations with greater flight lengths. The increase in RPMs was primarily attributable to an increase in the number of daily flights, the number of passengers on those additional flights and the addition of destinations with greater flight lengths. These increases in ASMs and RPMs that resulted from the December 1996 schedule change were offset by a schedule change in September
1997 that reduced or eliminated service in a number of these cities. The Company discontinued round trip service from Kansas
City to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St.
Petersburg while adding round trip service from Kansas City to New York-JFK in September 1997 and round trip service from Chicago-Midway and New York City-JFK to Pittsburgh in December
1997. Load factor decreased from approximately 61% for the year ended December 31, 1996 to approximately 59% for the year ended
December 31, 1997. This decrease was primarily the result of a 19% increase in capacity and the addition of destinations with greater flight lengths while experiencing only a 15% increase in RPMs.

     Passenger yield per RPM increased approximately 3% from approximately 9.74 for the year ended December 31, 1996 to approximately 10.04 for the year ended December 31, 1997. The Company initially discounted fares to stimulate travel in a number of the new markets that were introduced in conjunction with the Company's major route restructuring in December_1996. The Company attempted on a number of occasions to increase fares in most of its markets in the second and third quarters of 1997. This strategy reduced passenger demand and, often, was not followed by the Company's competitors in the respective markets and, thus, limited the Company's ability to increase fares. In addition, with the initiation of the December 1996 route structure, the Company's average stage length increased to 587_miles from 530_miles during the nine months ended September 30, 1997 as compared to the year ended December 31, 1996. In September, the Company terminated service to a number of long-haul markets in conjunction with the Company's September 1997 schedule change, its average stage length then decreased to 554 miles in the fourth quarter of 1997. As a result of the Company's inability to increase fares in its markets, the Company was required to stimulate travel by continuing to offer discounted fares on the majority of the city pairs it served throughout the year ended December 31, 1997. In order to increase fares and passenger yield effectively, the Company focused on improving its product beginning in September 1997. The Company's strategic plan to improve its product includes the delivery of a reliable product with a number of amenities found on larger, better known airlines that specifically cater to price-sensitive business travelers. Those amenities, include assigned seating, refundable tickets, fixed ticket pricing under the Road Warrior Class SM and greater frequencies between city pairs. The Company believes it has improved its brand awareness in each of its markets through its direct advertising program that was modified in August 1997. The Company's implementation of its strategic plan showed positive results in the fourth quarter of 1997 with passenger yield increasing to 11.14. The Company anticipates the passenger yield will continue to rise in the first and second quarters of 1998 as the Company continues to carry out its strategic plan. The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness and continues to improve its service and reliability.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 180 days (90 days prior to March 24, 1997) after the flight date, the customer may use the value of the unused reservation, subject to certain restrictions, for transportation, less a $50 ($25 through October 1996) service charge. These operating revenues were approximately $2.1 million (approximately 3% of total operating revenues) and approximately $3.6 million (approximately 4% of operating revenues) in the years ended December 31, 1996 and 1997, respectively.

OPERATING EXPENSES

     Expenses are generally categorized as related to flying operations, aircraft fuel, maintenance, passenger service, aircraft and traffic servicing, promotion and sales, general and administrative, depreciation and amortization and other expense, including interest expense and amortization of deferred debt issuance costs. The following table sets forth the percentage of total operating revenues represented by these expense categories as well as certain other selected financial data.

                     YEAR ENDED DECEMBER 31,

                         1996           1997

                Percent of  Cents Per   Percent of Cents Per
                Revenues      ASM       Revenues      ASM


Total operating
 revenues        100.0%       6.29       100.0%      6.28

Operating
 expenses:

Flying
 operations      25.2%        1.59       21.0%       1.32

Aircraft fuel    23.3         1.47        22.8       1.43

Maintenance      23.4         1.48        23.8       1.49

Passenger
 service          9.1         0.57         9.0       0.57

Aircraft and
 traffic
 servicing       22.2         1.39        20.6       1.29

Promotion and
 sales           22.9         1.44        25.5       1.60

General and
 administration   6.4         0.40        6.0        0.38

Depreciation
 and
 amortization     2.3         0.15        2.5        0.16

Total
 operating
 expenses        134.8        8.49       131.2       8.24

Total other
 income
 (expense),
  net             (2.8)       (0.17)     (3.5)       (0.22)

Net loss         (37.6%) (2.37)    (34.7%)   (2.18)

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses decreased approximately 1% from approximately $17.3 million (approximately 25% of operating revenues) for the year ended December 31, 1996 to approximately $17.1 million (approximately 21% of operating revenues) for the year ended December 31, 1997. In late 1995 and early 1996, the Company leased two Boeing 737-300 jet aircraft that were newer, more advanced aircraft and have a larger capacity and substantially higher lease and insurance costs. The decrease in flying operation expenses in 1997 was primarily the result of the return of these two Boeing 737-300 jet aircraft to the lessor in May and July 1997. In addition, the Company was successful in negotiating more favorable hull insurance rates on its fleet in 1997 as compared to 1996. These decreases were offset by increases in pilot compensation directly related to the increase in block hours. Block hours increased to 29,859 in 1997 from 24,721 in 1996. Flying operations expenses decreased as a percentage of operating revenue as a result of the increase in flying and revenue generated from the Company's fleet, especially the 737-300 and long-range 737-200 jet aircraft, during the first eight months of 1997 versus the same period in 1996.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses increased approximately 16% from approximately $16.0_million (approximately 23% of operating revenues) for the year ended December 31, 1996 to approximately $18.6_million (approximately 23% of operating revenues) for the year ended December 31, 1997. Higher fuel expense is directly related to the increase in ASMs flown by the Company offset by a decrease in cost per gallon in the year ended December 31, 1997 versus 1996. Fuel cost per ASM decreased 0.044 or 3% from 1.474 in the year ended December 31, 1996 to 1.434 in the year ended December 31, 1997 primarily due to a decrease in average fuel price per gallon. Specifically, the average price decreased from $0.79 per gallon (including taxes and into-plane costs) in the year ended December 31, 1996 to $0.74 per gallon in the year ended December 31, 1997, a 6% decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 20% from approximately $16.1_million (approximately 23% of operating revenues) for the year ended December 31, 1996 to approximately $19.3_million (approximately 24% of operating revenues) for the year ended December 31, 1997. This increase was primarily due to the increase in block hours and cycles flown. In addition, during the later part of 1996 and 1997, the Company incurred charges related to certain Boeing_737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for major scheduled airframe, engine and landing gear maintenance checks. The Company attributes the increase in costs associated with major scheduled airframe, engine and landing gear maintenance checks to the following: a change in the vendors providing the major scheduled overhaul services; the lack of available overhauled/used engine and landing gear replacement parts; and the funding of nonroutine airframe repairs not normally experienced during major scheduled airframe overhauls. As a result, in the fourth quarter of 1996 and again in the second quarter of 1997, the Company increased the monthly maintenance provisions for major scheduled maintenance checks.
In the second quarter of 1997, the Company also provided for the underaccrual of completed major air frame maintenance checks.
The Company deposits funds with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Additionally, the Company significantly increased the capacity of its in-house maintenance department subsequent to January 1, 1997. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements. The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at the Chicago-Midway and Minneapolis/St. Paul airports.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenience passenger charges and passenger liability insurance. Passenger service expenses increased approximately 18% from approximately $6.2_million (approximately 9% of operating revenues) for the year ended December 31, 1996 to approximately $7.3_million (approximately 9% of operating revenues) for the year ended December 31, 1997.
This increase was primarily due to the 19% increase in ASMs and the 15% increase in RPMs which directly resulted in an increase in flight attendant wages and inconvenienced passenger charges. These increases were offset by cost savings from the reduction in the Company's passenger liability insurance rates. Passenger service expenses per ASM remained consistent at approximately
0.574 for the year ended December 31, 1996 and 1997.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 10% from approximately $15.2_million (approximately 22% of operating revenues) in the year ended December 31, 1996 to approximately $16.7_million (approximately 21% of operating revenues) in the year ended December 31, 1997. This increase was primarily due to an increase in the number of cities served during the first nine months of 1997 and an increase in the number of departures. Departures increased approximately 11% from 16,383 during the year ended December 31, 1996 to 18,195 during the year ended December 31, 1997. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between the year ended December 31, 1997 and the year ended December 31, 1996. The decrease of .104 per ASM was primarily due to the 10% increase in average stage length from 530 miles in 1996 to 585 miles in 1997.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 32% from approximately $15.7_million (approximately 23% of operating revenues) in the year ended December 31, 1996 to approximately $20.7_million (approximately 26% of operating revenues) in the year ended December 31, 1997. This increase was primarily the result of an increase in cities served, reflecting the Company's practice to increase advertising when new cities are introduced in order to create brand awareness in addition to the Company's strategy to increase spending on advertising programs in existing cities.
The Company incurred significant increases in late 1996 and early 1997 promoting its major route restructuring, which created a hub in Kansas City. The Company continues to rely on its direct advertising methods to attract its passengers and therefore continued to incur significant advertising expenses in each month and with each of its schedule changes. The average promotion and sales cost per passenger increased $3.31 or 27% from $12.47 in the year ended December 31, 1996 to $15.79 in the year ended December 31, 1997.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses increased approximately 12% from approximately $4.4 million (approximately 6% of operating revenues) in the year ended December 31, 1996 to approximately $4.9 million (approximately 6% of operating revenues) in the year ended December 31, 1997. The increase in general and administrative expenses in 1997 was primarily attributable to the increase in administrative personnel in the Company's accounting, MIS and legal departments as well as initiation of directors and officers insurance coverage in February 1997.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 31% from approximately $1.6 million (approximately 2% of operating revenues) in the year ended December 31, 1996 to approximately $2.1 million (approximately 3% of operating revenues) in the year ended December 31, 1997. This increase was primarily the result of improvements to new and existing aircraft and gate space at the Kansas City Airport and those costs associated with modifications to the Company's reservation system. In addition, the Company incurred a full year of depreciation and amortization charged in the year ended December 31, 1997 on property and equipment added in the year ended December 31, 1996.

     Other income (expense), net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit issued on behalf of its credit card processor and the bank line of credit agreements, each executed in_1997 as discussed in Notes 6 and 8 of the audited financial statements of the Company, which are included elsewhere herein, the Company issued certain stockholders warrants to purchase shares of common stock at an exercise price of $1.00 and $1.94 per share. Accordingly, the estimated fair value of the warrants issued related to the agreements totaling $4,082,000 during the year ended December 31,1997 was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense increased during the year ended December 31, 1997, as a result of borrowings against the line of credit and the addition of demand notes payable to related parties during the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER
31, 1995

     OPERATING REVENUES

     Total operating revenues increased approximately 90% from approximately $36.2 million for the year ended December 31, 1995 to approximately $68.6 million for the year ended December 31, 1996. This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights off-set by the drop in passenger yield per revenue passenger mile. At December 31, 1995, the Company operated 44 daily weekday flights with seven aircraft and during the year then ended added service to Dallas/Fort Worth, Milwaukee, Wichita, Des Moines, Minneapolis/St. Paul, Chicago-Midway and San Francisco. Service to Milwaukee terminated in March 1995. At December 31, 1996, the Company operated 63 daily flights with eight aircraft, having added service to Los Angeles, Cincinnati, Seattle, Phoenix, Atlanta, Fort Meyers, Las Vegas, Miami, Orlando and Tampa during the year. Service to Salt Lake City, Cincinnati, Seattle and Phoenix terminated in November and December of 1996. Total available seat miles ("ASMs") increased approximately 94%, from approximately 562 million during the year ended December 31, 1995 to approximately 1,090 million during the year ended December 31, 1996. Revenue passenger miles ("RPMs") increased approximately 130% from approximately 290 million during the year ended December 31, 1995 to approximately 668 million during the year ended December 31, 1996. The increase in ASMs was primarily attributable to an increase in the number of jet aircraft in service throughout the year, the number of daily flights and the addition of destinations with greater flight lengths. The increase in RPMs was primarily attributable to an increase in the number of daily flights, an increase in the number of passengers on those flights and the addition of destinations with greater flight lengths. Load factor increased from approximately 52% for the year ended December 31, 1995 to approximately 61% for the year ended December 31, 1996. This increase was primarily the result of adjustments in capacity to meet market demand, increases and changes in the number of city pairs served, reduced fares, and an increase in market awareness of the Company's service.

     Passenger yield per RPM decreased approximately 17% from approximately 11.74 for the year ended December 31, 1995 to approximately 9.74 for the year ended December 31, 1996. The Company believes this decrease was partially attributable to the Valujet and Trans World Airlines accidents in May 1996 and July 1996, respectively. During the four-week period after each accident, call volume at the Company's reservation center declined substantially. As a result, the Company's revenue/yield management fare system offered customers seats at reduced fares. In other words, the Company had to discount fares to stimulate travel in existing markets during a seasonally strong sales period. The Company's favorable load factors remained unchanged, but at the cost of reduced passenger yields. The expansion of service to new markets also contributed to the decrease in yield experienced by the Company in 1996. The Company also offered promotional fares on its new city pairs throughout the year ended December 31, 1996, and these new routes accounted for approximately 48% of the systemwide RPMs during 1996. The Company terminated service in late 1996 to three cities in which the Company had offered promotional fares. During 1996, the Company attempted to increase fares in mature markets in order to improve passenger yield. The factors which decreased yield were offset by the increase yield in the first half of 1996 as a result of the absence of the ticket tax. The benefit received by the Company from the expiration of the ticket tax cannot precisely be determined. The ticket tax was reinstated in August 1996, the tax lapsed as of December 31, 1996, and Congress reinstated the ticket tax as of March 7, 1997 with the tax scheduled to lapse again on September 30, 1997.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 180 days (90 days prior to March 24, 1997) after the flight date, the customer may use the value of the unused reservation for transportation, less a $50 ($25 through October
1996) service charge. These operating revenues were approximately $697,000 (approximately 2% of total operating revenue) and approximately $2.1 million (approximately 3% of total operating revenues) in the year ended December 31, 1995 and the year ended December 31, 1996, respectively.

     OPERATING EXPENSES

     The following table sets forth the percentage of total operating revenues represented by these expense categories as well as certain other selected financial data.

                              YEAR ENDED DECEMBER 31,
                             1995                 1996

                    PERCENT OF  CENTS PER PERCENT OF CENTS PER
                    REVENUES       ASM     REVENUES    ASM

Total operating
  revenues               100.0%      6.43    100.0%    6.29
Operating expenses:
Flying operations         23.8%      1.53     25.2%    1.59
Aircraft fuel             20.0       1.29     23.3     1.47
Maintenance               17.8       1.15     23.4     1.48
Passenger service          8.0        .52     9.1       .57
Aircraft and
 traffic servicing        27.5       1.77     22.2     1.39
Promotion and sales       25.6       1.65     22.9     1.44
General and
 administration            7.6        .49     6.4       .40
Depreciation and
  amortization             3.0        .20     2.3       .15
Total operating
  expenses               133.3       8.60    134.8     8.49
Total other income
  (expense), net           (.4)       .00     (2.8)    (.17)
Net loss                 (33.7)%    (2.17)   (37.6%)    (2.37)

     Flying operations expenses include aircraft lease and subservice expense, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased approximately 101% from approximately $8.6 million (approximately 24% of operating revenues) for the year ended December 31, 1995 to approximately $17.3 million (approximately 25% of operating revenues) for the year ended December 31, 1996. The number of departures increased approximately 39% from 11,809 for the year ended December 31, 1995 to 16,383 for the year ended December 31, 1996. In addition, the Company leased three additional jet aircraft in late 1995 and early 1996, two of which were newer, more advanced Boeing 737-300 jet aircraft which have a larger capacity and substantially higher lease and insurance costs. In connection with the acquisition of the three planes, the Company hired 30 additional pilots and incurred additional pilot training costs for existing and new pilots.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel cost increased approximately 122% from approximately $7.2 million (approximately 20% of operating revenues) for the year ended December 31, 1995 to approximately $16.0 million (approximately 23% of operating revenues) for the year ended December 31, 1996. These fuel expenses represent an increase in the fuel cost per ASM of 0.184 or 14% from 1.294 in the year ended December 31, 1995 to 1.474 in the year ended December 31, 1996 primarily due to an increase in fuel price. Specifically, the average price increased from $0.61 per gallon in the year ended December 31, 1995 to $0.79 per gallon in the year ended December 31, 1996. The Company's average cost per gallon during the fourth quarter 1996 of $0.84 declined to $0.79 during the first quarter 1997. Approximately one fourth of the fuel price increase was due to a 4.304 per gallon federal excise tax on domestic fuel consumption that began October 1, 1995.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 150% from approximately $6.4 million (approximately 18% of operating revenues) for the year ended December 31, 1995 to approximately $16.1 million (23% of operating revenues) for the year ended December 31, 1996. This increase was primarily due to the increase in the fleet size and block hours and cycles flown. For the year ended December 31, 1995, the average fleet size was approximately 5.0 aircraft compared to an average fleet size for the year ended December 31, 1996 of approximately 7.9 aircraft. In late 1995 and early 1996, the Company leased two Boeing 737-300 jet aircraft, which generally are more costly with respect to major scheduled maintenance. In addition, the Company incurred greater lease pool charges for the significant amount of Boeing 737-300 jet aircraft parts held in stock. During 1996, the Company incurred charges related to certain Boeing 737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for three scheduled maintenance checks. The Company also charged approximately $300,000 to maintenance expense in the fourth quarter for the early induction of three aircraft for scheduled maintenance checks in November and December 1996. These scheduled maintenance checks were originally scheduled during the first and second quarters of 1997. This change in the Company's major maintenance schedule corresponded to the major route restructuring completed by the Company in December 1996. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. In addition, the Company accrues the cost of future major scheduled maintenance on a monthly basis. The Company deposits funds with its aircraft lessors to cover a portion of the cost of its future major scheduled maintenance. Finally, the Company significantly increased the capacity of its in-house maintenance department during 1996. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements.
The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at Chicago-Midway and Minneapolis/St. Paul airports.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses and passenger liability insurance. Passenger service expenses increased approximately 116% from approximately $2.9 million (approximately 8% of operating revenues) for the year ended December 31, 1995 to approximately $6.2 million (approximately 9% of operating revenues) for the year ended December 31, 1996. This increase was primarily due to the 39% increase in the number of departures and the 62% increase in number of passengers carried. Passenger service expenses per ASM increased approximately 11% from approximately 0.524 for the year ended December 31, 1995 to 0.574 for the year ended December 31, 1996. This increase per ASM is primarily due to passenger reaccomodation charges necessitated by frequent schedule changes and restructurings in 1996 and operational inefficiencies.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 53% from approximately $10.0 million (approximately 28% of operating revenues) in the year ended December 31, 1995 to approximately $15.2 million (approximately 22% of operating revenues) in the year ended December 31, 1996. This increase was primarily due to an increase in the number of cities served and an increase in the number of departures. Departures increased approximately 39% from 11,809 during the year ended December 31, 1995 to 16,383 during the year ended December 31, 1996, and the average cost per departure increased approximately 10% from approximately $843 to approximately $927 in the same periods. The increase in cost per departure was primarily attributable to the additional cost associated with providing service to airports with higher operating costs. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between 1995 and 1996. The decrease of 0.384 per ASM was primarily due to a 42% increase in average stage length from 372 miles in 1995 to 530 miles in 1996.

     Promotion and sales expenses include the costs of the reservations function, including all wages and benefits for reservationists, rent, electricity, communication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 70% from approximately $9.3 million (approximately 26% of operating revenues) in the year ended December 31, 1995 to approximately $15.7 million (approximately 23% of operating revenues) in the year ended December 31, 1996. This increase was primarily the result of an increase in cities served, reflecting the Company's practice to increase advertising when new cities are introduced in order to create brand awareness while maintaining stable advertising programs in existing cities. In addition, the Company's reservation operations expanded in May 1996 with the opening of a new reservation center in Lawrence, Kansas. The average promotion and sales cost per passenger increased from $11.88 in the year ended December 31, 1995 to $12.47 in the year ended December 31, 1996.

     General and administrative expenses include the wages and benefits for the Company's executive and various other administrative personnel, the costs for office supplies, office rent, legal, accounting and other miscellaneous expenses.
General and administrative expenses increased approximately 58% from $2.8 million (approximately 8% of operating revenues) in the year ended December 31, 1995 to $4.4 million (approximately 6% of operating revenues) in the year ended December 31, 1996. The decrease in general and administrative expenses as a percentage of operating revenues and on a per ASM basis was primarily attributable to increased productivity and economies of scale.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense increased approximately 46% from approximately $1.1 million (approximately 3% of operating revenues) in the year ended December 31, 1995 to approximately $1.6 million (approximately 2% of operating revenues) in the year ended December 31, 1996. This increase was primarily a result of improvements to new and existing aircraft and costs associated with modifications of the Company's reservation system as well a full year of depreciation and amortization charged in 1996 on 1995 additions.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, proceeds from its initial public offering of Common Stock, proceeds from its public Rights Offering and the issuance of debt mostly to its principal stockholders. As of March 20, 1998, the Company has received net proceeds from the sale of its equity securities in the aggregate amount of approximately $54.7 million. In addition, the Company has utilized current liabilities as an additional source of cash by delaying payments to certain of its creditors. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require cash prepayment, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected.

     On January 30, 1998, the Company borrowed $1.9 million under a credit agreement that expires on January 30, 1999 with INTRUST Bank, N.A. (Wichita, KS). The Company used the proceeds to repay the amount outstanding under the Commerce Bank, N.A. line of credit that matured on January 30, 1998. The line of credit is guaranteed by certain stockholders. In consideration for the guarantees, the Company granted the guarantors warrants to purchase shares of the Company's Common Stock. There can be no assurance that a replacement $1.9_million line of credit will be available on acceptable terms, if at all, prior to its maturity. In the event that the Company is unable to replace or extend the line of credit prior to January_30, 1999, the Company would be required to utilize available cash balances, which would materially adversely affect the Company's then current cash position. There can be no assurance that the Company will have adequate cash resources to pay down the line of credit.

     On January 17, 1997, a principal stockholder of the Company agreed to establish a two-year $4.0 million letter of credit on behalf of the Company in favor of the Company's credit card processor in order to reduce required restricted cash balances with such processor. On May 7, 1997 the same principal stockholder of the Company agreed to establish a two-year $2.0 million guarantee on behalf of the Company in favor of the Company's credit card processor in order to further reduce required restricted cash balances with such processor to secure its increased exposure due to increased advance ticket sales. In consideration for these agreements, the Company agreed to issue warrants to purchase up to 5,030,928 shares of the Company's Common Stock. The Company anticipates increased requirements with respect to restricted cash balances and there can be no assurance that the Company's principal stockholder will increase the letter of credit or guarantee or that the Company's use of cash from operations to secure the credit card processor will not have a material adverse effect on the Company's liquidity.

     In April 1997, the Company completed a private sale of units of securities, each unit consisting of one share of Common Stock and two redeemable common stock purchase warrants. In connection with the sale, the Company issued 5,150,000 shares of its Common Stock for net proceeds of approximately $10.2 million. Included in this private sale were 5,000,000 shares of Common Stock issued to certain principal stockholders in lieu of repayment of $10.0 million of notes payable to the stockholders in conjunction with this offering.

     In December 1997, the Company completed a sale of 30,455,714 shares of Common Stock through a Rights Offering. Under the Rights Offering, the Company distributed nontransferable rights, at no cost, to stockholders of record. Each record holder received two rights, with each right entitling the holder to purchase one share of Common Stock for a price of $0.50 per share. Certain principal stockholders exercised all of their rights pursuant to the basic subscription and the oversubscription privileges of the Rights Offering. In lieu of paying the subscription price in cash, they relieved and discharged the Company of approximately $12.2 million notes payable to principal stockholders. The net cash proceeds to the Company from the sale of its Common Stock upon the exercise of the rights offered totaled approximately $3.0 million.

     On March 20, 1998, the Company closed on a private sale of equity securities, each unit costing $10 and consisting of one share of Series A Convertible Preferred Stock, par value $.001, and one common stock purchase warrant (each a "Preferred Unit"). In connection with the sale, the Company converted approximately $3.0 million of bridge financing notes and interest. Each warrant entitles the holder to purchase, at any time over a seven-year period commencing six months after the closing, 40 shares of Common Stock at an exercise price of $0.55 per share of Common Stock. In addition, under the same agreement, the Company has the option to sell additional 150,000 Preferred Units under the same terms and conditions, provided the sale occurs not later than 90 days from March 20, 1998. The Company has not determined whether to sell additional Preferred Units.

     During the period from January 1, 1997 through March 20, 1998, the Company borrowed an aggregate $30.6 million from the principal stockholders of the Company in the form of unsecured demand notes payable (collectively, the "Notes"). The Notes accrue interest at 8.0% to 9.0%. During 1997, approximately $22.2 million of notes payable to stockholders was converted to Common Stock in conjunction with the sales of certain equity securities completed in 1997. On March 20, 1998, the Company entered into a Note Exchange Agreement whereby the principal stockholders holding the notes agreed to exchange their remaining unsecured demand notes payable totaling approximately $9.5 million, and all accrued unpaid interest, for new unsecured convertible demand notes payable (the "Convertible Notes"). The Convertible Notes are automatically convertible at such time as the Company has an adequate number of authorized shares available for issuance. There can be no assurance that the Company's principal stockholders will continue to provide cash through the issuance of unsecured demand notes payable, or otherwise.

     During the year ended December 31, 1997, the Company did not generate sufficient passenger ticket sales to provide for its operational cash needs. During the year ended December 31, 1997, the Company's operating activities resulted in a cash flow deficit of $26.4 million. This cash flow deficit has been funded primarily through the sale of equity securities and debt borrowings from its principal stockholders, as discussed above. At December 31, 1997, the Company had cash and cash equivalents of approximately $1.1 million. The Company had a working capital deficit at December 31, 1997 of approximately $22.4 million. The Company's working capital deficit is expected to be reduced by approximately $10.4 million in connection with the conversion of demand notes and associated interest in May 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Further, the financial statements presented elsewhere herein and the financial information presented herein were prepared assuming the Company will continue as a going concern and, as such, do not include any adjustments that might result from the outcome of this uncertainty.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through December 1998 will cost approximately $7.5 million, of which $4.4 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. The Company must modify one of its existing aircraft to satisfy the December 31, 1998 Stage 3 noise requirements. The Company believes that through modification of current lease terms, the acquisition of a FAA certified hush kit would be available to allow the Company's fleet to meet Stage 3 noise requirements by December 31, 1998. If the Company is unable to renegotiate one of its leases it would be required to a acquire a hush kit at a cost of approximately $1.4 million. The Company expects to expend approximately $1.8 million on various capital expenditures primarily related to improvements to existing aircraft and improvements to its in-house computer resources. As of December 31, 1997, the Company has entered into a letter of intent to lease one additional Boeing 737-200 aircraft and anticipates approximately $360,000 of deposit requirements.

     The Company does not anticipate generating sufficient cash flow from operations until the second quarter of 1998. The Company plans to implement certain actions designed to achieve long-term profitability. Management's plans to achieve long-term profitability include the reduction of frequency in certain under performing routes, the introduction of new markets in December 1997, participation in the SABRE CRS and anticipated participation in the Worldspan CRS, increased focus on the price-sensitive business traveler and pricing strategies designed to maximize passenger revenue, passenger yield and cost controls. There can be no assurance that their efforts will be successful.

     Whether or not the Company's strategic plans to achieve long-term profitability are successful, the Company's continued operations are dependent upon the additional financing. Management plans to raise additional capital and secure additional bank financing to fund continued operations. The Company can raise approximately $1.5 million more through the sale of additional Preferred Units, as described above. Failure to raise additional funds in the future could result in the Company significantly curtailing or ceasing operations. The Company's ability to raise additional cash through equity or debt financings that may be required to continue operations during 1998 will likely be dependent upon the Company's success in implementing actions designed to achieve long-term profitability, as described above, and its ability to operate at profitable levels during the second and third quarters of 1998, as to which there can be no assurance. There can be no assurance that management can provide for the Company's necessary capital requirements or that the principal stockholders will continue to provide cash through the issuance of unsecured demand notes payable, or otherwise.

OTHER MATTERS

YEAR 2000 COMPLIANCE

     Management has begun the process to modify the Company's information technology to recognize the year 2000 and has begun converting critical data process systems. The Company's new reservations software installed in the third quarter of 1997 is Year 2000 compliant. In addition, the Company purchased a new revenue management system in February 1998 that is year 2000 compliant. The Company believes these two systems are critical data processing systems.

     Vanguard has not yet completed its assessment of the impact of the Year 2000 on operational systems such as aircraft avionics, accounting and airport operations as well as relationships with key business partners, including the FAA, other governmental agencies and suppliers. The Company will need to address issues related to key business partners that are common to other air carriers. As a result, the Company cannot estimate what the total cost will be to implement the required efforts for all critical data processing systems.

     While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business and governmental partners compliance to some extent.
The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without a material cost. The Company will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

NEW ACCOUNTING STANDARDS

     Recent pronouncements of the FASB, which are not required to be adopted until 1998, include SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company expects the affects of the adoption of SFAS 130 to be immaterial on the Company's financial statements. Applicability of SFAS 130 will not impact amounts previously reported for net income.

     SFAS 131 supersedes SFAS No. 14 and establishes new standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not believe the adoption will have a material effect on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the financial statements and schedules and Report of Independent Auditors included later in this report under Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 15, 1998 contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 15, 1998 contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 15, 1998 contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Executive Compensation and Stock Option Committee Report" and "Company Performance").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 15, 1998 contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 15, 1998 contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)  Financial Statements.

     (1)  Audited Financial Statements:

     Report of Independent Auditors                            38

     Balance Sheets -
     December 31, 1997 and December 31, 1996                   39

     Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                          41

     Statements of Stockholders' Equity (Deficit) for the
     years ended December 31, 1997, 1996 and 1995              42

     Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                          43

     Notes to Financial Statements                             45

     (2) The following financial statement schedule is included herein:

     Schedule II - Valuation and Qualifying Accounts           67

All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3) The exhibits required to be filed by this item are set forth in paragraph (c) below:

     (b)  Reports on Form 8-K.

          On January 15, 1998, the Company filed a report on Form 8-K under Item 5-Other Events regarding a press release issued by the Company on January 13, 1998 announcing the resignation of Edmund H. Shea, Jr. from the Company's Board of Directors. This item was reported under Item 5 of Form 8-K rather than Item 6 because Mr. Shea's resignation was not the result of a disagreement with the Registrant on any matter relating to Registrant's operations, policies or practices.

      (c) Exhibits.

     3.1 Restated Certificate of Incorporation, as amended of Registrant (filed as Exhibit 3.1 to the Registrants
          Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     3.2 Certificate of Designation of Series A Preferred Stock of Registrant, as filed with Delaware Secretary of State on March 18, 1998

     3.3 By laws of Registrant, as amended to date (filed as Exhibit 3.2 to Amendment No. 2 to the Registrant's
          Registration Statement No. 33-96884 and incorporated herein by reference).

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

     10.9 Modification to Aircraft Lease Agreement, dated
          September 1, 1995, between U.S. Air, Inc. and
          Registrant (filed as Exhibit 10.9 to the Registrant's
          Registration Statement No. 33-96884 and incorporated herein by reference).

   10.10 Acknowledgment and Consent of the Registrant regarding assignment of Aircraft Lease Agreement between US Air, Inc. and Registrant (filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

  10.11 Amendment No. 1 to Lease Agreement, by and between Registrant and First Security Bank as owner, trustee and successor-in-interest to U.S. Airways, Inc. (f/k/a U.S. Air, Inc.) (filed as Exhibit 10. 1 to Registrants Form 10-Q for the Quarterly Period Ended June 30,
          1997).

  10.12 Aircraft Lease Agreement, dated as of December 6, 1994, between EA 727, Inc. and Registrant (filed as Exhibit
          10.10 to the Registrant's Registration Statement No.
          33-96884 and incorporated herein by reference).

  10.13 Aircraft Lease Agreement, dated December 11, 1995, between the Registrant and Mimi Leasing Corporation
          (filed as Exhibit 10.30 to the Registrant's Form 10-K for the year ended December 31, 1995).

  10.14 Aircraft Lease Agreement, dated as of May 30, 1997, between Interlease Aviation Investors III (TACA), L.L.C. and the Registrant (filed as Exhibit 10.14 to the Registrant's Form 10-Q for the Quarterly Period Ended June 30, 1997 and incorporated herein by reference).

 10.15 Aircraft Lease Agreement, dated September 18, 1997, between Interlease Aviation Investors II (Aloha), L.L.C. and the Registrant (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).

 10.16 Aircraft Lease Agreement, dated November 18, 1997 between Mimi Leasing Corporation and the Registrant

 10.17 Employment Agreement, dated November 3, 1997 between the Registrant and Robert J. Spane

 10.18    Registration Rights Agreement, dated as of March 20,
          1998

 10.19 Unit Purchase Agreement, dated as of March 20, 1998, between the Registrant and J. F. Shea Co., Inc. and The
          Hambrecht 1980 Revocable Trust

 10.20 Note Exchange Agreement, dated as of March 20, 1998, between the Registrant and the Holders

 10.21 Computer Software Nonexclusive License Agreement, dated as of September 14, 1994, between Morris Air
          Corporation and the Registrant (filed as Exhibit 10.11
          to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

 10.22 Lease, dated September 27, 1994, between the Gerson Company and Registrant, as amended to date (Mission, KS Corporate/Reservations Office) (filed as Exhibit 10.13 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

 10.23 Shopping Center Lease, dated February 28, 1996, between the Registrant and Southern Hills Center, L.L.C.
          (Lawrence, KS Office) (filed as Exhibit 10.31 to the
          Registrant's Form 10-K for the year ended December 31,
          1995).

  10.24   Second Amendment and Restated Warrant Purchase
          Agreement among Registrant and certain of its stockholders (filed as Exhibit 10.18 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

  10.25 Form of Amended and Restated Warrant for the Purchase of Shares of Series B Preferred Stock (Amended Warrant)
          (filed as Exhibit 10.19 to the Registrant's
          Registration Statement No. 33-96884 and incorporated herein by reference).

  10.26 Reimbursement Agreement, dated as of December 31, 1996, by and among Registrant and Hambrecht & Quist California, a wholly owned subsidiary of Hambrecht & Quist Group (filed as Exhibit 10.21 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

  10.27 Security Agreement, dated as of December 31, 1996, by Registrant in favor of Hambrecht & Quist California (filed as Exhibit 10.22 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

  10.28 Amended and Restated Reimbursement Loan Note in the amount of $4,000,000 (filed as Exhibit 10.23 to the Registrants Form 10-K for the year ended December 31,
          1996 and incorporated herein by reference).

  10.29 Warrant for the purchase of shares of Common Stock issued to Hambrecht & Quist California (filed as
          Exhibit 10.24 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

  10.30 Merchant Agreement, dated as of February 27, 1997, by and between Registrant and Michigan National Bank (filed as Exhibit 10.25 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

  10.31   Amendment to Merchant Agreement, dated as of February
          6, 1997, by and between Registrant (filed as Exhibit
          10.26 to the Registrants Form 10-K for the year ended
          December 31, 1996 and incorporated herein by reference).

  10.32   Promissory Note in the amount of $1,900,000 to Intrust
          Bank, N.A., dated January 30, 1998

  10.33   Warrant Purchase Agreement, dated as of January 30,
          1997 (filed as Exhibit 10.29 to the Registrants Form
          10-K for the year ended December 31, 1996 and incorporated herein by reference).

  10.34 Form of Warrant to purchase shares of Common Stock in connection with the Commerce Bank Line of Credit (filed as Exhibit 10.30 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

  21.1    List of Subsidiaries of Registrant (filed as Exhibit
          21.1 to the Registrant's Registration Statement No.
          33-96884 and incorporated herein by reference).

  23.1    Consent of Ernst & Young LLP.

  24.1 Power of Attorney (included on the signature page of this Form 10-K)

   27     Financial Data Schedule.

  (d)     Financial Statement Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                  Report of Independent Auditors

The Board of Directors and Stockholders
Vanguard Airlines, Inc.

We have audited the accompanying balance sheets of Vanguard Airlines, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed on the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Airlines, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring operating losses and a working capital deficiency. In addition, the Company has an accumulated deficit and net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ernst & Young LLP
Kansas City, Missouri
February 27, 1998
except for Notes 2 and 12
as to which the date
is March 20, 1998

Vanguard Airlines, Inc.
Balance Sheets


                                          December 31
                                       1997          1996

Assets
Current assets:
Cash and cash equivalents             $ 1,082,712   $   402,083
Restricted cash                              -        1,822,998
Accounts receivable, less
 allowance for doubtful
 accounts of $354,000 in
 1997 ($230,000 in 1996)
                                        2,312,439     3,454,418
Inventories                               842,620       673,338
Prepaid expenses and other
 current assets                         1,011,417       867,104
Current portion of supplemental
 maintenance deposits                   4,546,824     2,489,270
Total current assets                    9,796,012     9,709,211

Property and equipment, at cost:
Aircraft improvements and
 leasehold costs                        4,611,528     3,731,046
Reservation system and
 communication equipment                1,844,981     1,516,440
Other property and equipment            3,695,943     2,404,121
                                       10,152,452     7,651,607
Less accumulated depreciation
 and amortization                      (4,667,768)   (2,601,949)
                                        5,484,684     5,049,658

Other assets:
Supplemental maintenance deposits,
   less current portion                 3,221,875     2,233,988
Deferred debt issuance costs            2,223,233          --
Leased aircraft deposits                2,258,500     1,506,000
Fuel and security deposits              1,240,284     1,093,185
Other                                     539,296       726,205
                                        9,483,188     5,559,378


Total assets                          $24,763,884   $20,318,247

                                              December 31
                                          1997         1996

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Notes payable to related parties      $  9,467,741  $ 2,500,000
Accounts payable                         6,095,903    8,404,196
Accrued expenses                         4,007,363    3,652,162
Accrued maintenance                      6,588,830    4,684,550
Air traffic liability                    5,989,085    6,609,609
Current portion of capital
 lease obligations                           --         155,575
Total current liabilities               32,148,922   26,006,092

Line of credit                           1,900,000    5,000,000
Accrued maintenance, less
 current portion                         2,659,396    2,547,088
Capital lease obligations,
 less current portion                       --            3,084

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value:
Authorized shares   1,000,000
Issued and outstanding shares   none         --           --
Common stock, $.001 par value:
Authorized shares   50,000,000 in
 1997 (15,000,000 in 1996)
Issued and outstanding shares
 45,695,908 in 1997 (9,982,452
 in 1996)                                  45,696        9,982
Additional paid-in capital             57,753,488   28,283,996
Accumulated deficit                   (69,692,060)  (41,446,057)
                                      (11,892,876)  (13,152,079)
Deferred stock compensation               (51,558)      (85,938)
Total stockholders' deficit           (11,944,434)  (13,238,017)
Total liabilities and
 stockholders' deficit                $24,763,884   $20,318,247



See accompanying notes.

Vanguard Airlines, Inc.
Statements of Operations

                                 Year ended December 31
                             1997           1996        1995
Operating revenues:
Passenger revenue        $ 76,560,373 $ 64,977,645  $ 33,980,209
Other                       4,823,765    3,611,456     2,178,809
Total operating
 revenues                  81,384,138   68,589,101    36,159,018

Operating expenses:
Flying operations         17,080,316    17,306,500     8,615,286
Aircraft fuel             18,571,472    16,005,041     7,223,040
Maintenance               19,334,251    16,074,921     6,440,702
Passenger service          7,342,237     6,245,678     2,894,113
Aircraft and traffic
 servicing                16,746,727    15,193,426     9,950,014
Promotion and sales       20,701,511    15,722,822     9,253,974
General and
 administrative            4,914,469     4,371,150     2,764,313
Depreciation and
 amortization              2,067,917     1,583,879     1,083,871
Total operating
 expenses                106,758,900    92,503,417    48,225,313

Operating loss           (25,374,762)  (23,914,316) (12,066,295)

Other income (expense):
Deferred debt issuance
 cost amortization        (1,858,767)   (1,833,335)      --
Interest expense          (1,110,465)    (195,728)     (217,603)
Interest income               97,991       135,309       88,368
Total other expense, net  (2,871,241)  (1,893,754)     (129,235)
Net loss                 $(28,246,003)$(25,808,070) $(12,195,530)

Net loss per share       $     (1.85) $     (2.85)  $     (1.65)

Weighted-average common
shares outstanding         15,232,901    9,056,888      7,395,921



See accompanying notes.


Vanguard Airlines, Inc.

Statements of Stockholders' Equity (Deficit)

                                                                                                            Total
                   Convertible Preferred Stock  Common Stock    Additional                   Deferred   Stockholders'
                    Series A       Series B                       Paid-In    Accumulated       Stock         Equity
               Shares   Amount Shares   Amount Shares   Amount    Capital     Deficit      Compensation    (Deficit)

Balance at
December
31, 1994     2,000,000 $2,000 3,641,043  $3,641 433,333   $  433  $ 6,012,406 $ (3,442,457)    $     --  $   2,576,023

Issuance
of warrants      --       --      --        --     --        --        71,000        --           --            71,000
Issuance of
compensatory
options          --       --      --        --     --        --       250,000        --      (250,000)         --

Amortization of
deferred stock
compensation     --       --      --         --    --         --       --            --       122,159         122,159

Conversion of
preferred stock
to common
stock     (2,000,000)   (2,000)(3,641,043) (3,641) 5,641,043  5,641    --            --         --             --

Issuance of
common stock
in public
offering         --        --      --        --    2,400,000   2,400 12,953,581         --          --    12,955,981

Exercise of
stock options    --        --      --        --       50,000      50   14,950           --         --        15,000

Net loss         --        --      --        --         --        --       --     (12,195,530)       --    (12,195,530)

Balance at
December 31,
1995             --         --     --        --    8,524,376    8,5241 9,301,937  (15,637,987)   (127,841)   3,544,633

Issuance of
warrants         --          --     --       --     --          --     1,850,000        --       --          1,850,000

Amortization
of deferred
stock
compensation     --          --     --        --      --          --          --          --    41,903           41,903

Issuance of
common stock
and warrants
in a private
placement        --          --      --       --   1,319,774     1,320      7,114,188     --       --        7,115,508

Exercise of
stock options    --         --       --        --    138,302       138         17,871     --       --          18,009

Net loss         --          --      --        --      --          --            --  (25,808,070)  --     (25,808,070)

Balance at
December 31,
1996             --          --      --        --   9,982,452     9,982   28,283,996 (41,446,057) (85,938)  (13,238,017)

Issuance of
warrants         --          --      --         --     --         --       4,082,000      --       --        4,082,000
Amortization
of deferred
stock
compensation     --          --      --         --     --         --         --           --   34,380          34,380

Issuance of
common stock in
a private
placement        --          --      --         --    5,150,000 5,150   10,229,850       --     --        10,235,000

Issuance of
common stock
in a rights
offering         --          --       --          -- 30,455,714 30,456    15,144,544        --     --     15,175,000

Exercise of
stock options    --          --       --         --    107,742    108       13,098         --     --         13,206

Net loss         --          --         --       --        --     --          --     (28,246,003)   --    (28,246,003)

Balance at
December 31,
1997             --    $     --         --    $   -- 45,695,908 $45,696 $57,753,488 $(69,692,060) $ (51,558) $(11,944,434)

See accompanying notes.

<TABLE\>



Vanguard Airlines, Inc.
Statements of Cash Flows

                               Year ended December 31
                           1997           1996        1995

OPERATING ACTIVITIES
Net loss             $(28,246,003)  $(25,808,070)  $(12,195,530)
Adjustments to
 reconcile net
 loss to net cash
 used in operating
 activities:
Depreciation              848,948        681,982       345,067
Amortization            1,218,969        901,897       738,804
Loss on sale and
 disposal of
 property and
 equipment                 11,400        117,954          --
Deferred debt issuance
 cost amortization      1,858,767      1,850,000        71,000
Compensation related
 to stock options          34,380         41,903       122,159
Provision for
 uncollectible
 accounts                 253,276         32,719       197,000

Changes in operating
 assets and liabilities:
Restricted cash         1,822,998     (1,822,998)         --
Accounts receivable       888,703     (2,215,892)   (1,128,214)
Inventories              (169,282)      (335,219)     (331,110)
Prepaid expenses and
 other current
 assets                  (144,313)       635,008      (780,133)
Supplemental maintenance
 deposits              (3,045,441)    (1,793,220)   (2,930,038)
Accounts payable       (2,308,293)     5,937,339     3,395,860
Accrued expenses          355,201      1,348,785       904,818
Accrued maintenance     1,563,588      2,503,081     2,872,983
Air traffic
 liability               (620,524)     4,348,888     1,482,684
Deposits and other       (712,690)      (983,664)     (935,007)
Net cash used in
 operating
 activities           (26,390,316)   (14,559,507)   (8,169,657)

INVESTING ACTIVITIES
Purchases of property
 and equipment         (2,061,343)    (2,958,406)    (2,341,478)

FINANCING ACTIVITIES
Proceeds from issuance
 of notes payable
 to related parties     29,148,816      3,900,000          --
Proceeds from line of
 credit borrowings      2,275,000      9,700,000       2,000,000
Principal payments
 on line of credit     (5,375,000)    (4,700,000)    (2,000,000)
Principal payments on
 notes payable to
 related parties            --         (1,400,000)         --
Proceeds from sale of
 common stock and the
 exercise of stock
 options, net of
 offering costs          3,242,131      7,133,517    12,970,981
Principal payments on
 notes payable and
 capital lease
 obligations             (158,659)       (205,161)     (95,015)
Net cash provided
 by financing
 activities            29,132,288      14,428,356    12,875,966





Vanguard Airlines, Inc.
Statements of Cash Flows (continued)

                                    Year ended December 31
                          1997          1996           1995

Net increase (decrease)
 in cash and cash
 equivalents         $   680,629    $ (3,089,557)  $  2,364,831
Cash and cash
 equivalents at
 beginning of year       402,083       3,491,640      1,126,809
Cash and cash
 equivalents at
 end of year         $ 1,082,712    $    402,083   $  3,491,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during
 the period for
 interest            $   377,122    $    159,541   $    146,603

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

Conversion of
 related-party
 notes payable to
 common stock        $ 22,181,075   $       --     $        --
Deferred debt
 issuance costs
 recorded in
 conjunction with
 warrants issued     $ 4,082,000    $  1,850,000   $    71,000
Aircraft leasehold
 costs associated
 with accrued
 maintenance at
 inception of lease  $  453,000     $     --       $   620,052
Property and
 equipment accrued
 through issuance
 of capital lease
 obligations         $     --       $   134,031    $    84,267
Aircraft improvements
 financed through the
 issuance of notes
 payable             $     --       $ 1,000,000    $      --
Retirement of notes
 payable through sale
 of property and
 equipment           $      --      $   958,333    $      --
Reduction of accounts
 payable through
 sale of property
 and equipment       $       --     $   933,431    $      --
Conversion of
 preferred stock to
 common stock        $       --     $      --      $   6,005,147
Deferred compensation
 costs associated
 with issuance of
 compensatory stock
 options             $       --     $      --      $   250,000
See accompanying notes.





1.   SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Vanguard Airlines, Inc. (the Company) was incorporated in
Delaware in April 1994. The Company offers low-fare, convenient, short- to medium-haul passenger air transportation service primarily in the midwestern, Rocky Mountain, northeastern and southeastern regions of the United States and commenced flight operations on December 4, 1994.

The airline industry is highly competitive primarily due to the effects of the Airline Deregulation Act of 1978, which has substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to flight frequencies and fares.

The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry has experienced adverse financial results during general economic downturns and positive financial results during economic upturns.
The Company's business is also seasonal, which can affect the Company's results of operations from quarter to quarter.

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



1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

Restricted cash includes cash equivalents that secure the risk of loss exposure estimated by the Company's credit card processor.
At December 31, 1997, the restricted cash balance totaling
$217,396 is considered noncurrent and is included as a component of other assets on the accompanying balance sheet. The significant reduction in restricted cash balance from December
31, 1996 is attributable to certain of the Company's stockholders providing guarantees of performance to the credit card processors, thereby releasing the cash restrictions.

ACCOUNTS RECEIVABLE

Accounts receivable are primarily due from major credit card processors and travel agents. These receivables are unsecured.
The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

CONCENTRATION OF CREDIT RISK

Although the Company does not expect losses associated with supplemental payments recoverable from aircraft lessors, which are described in Note 10, recoverability of these payments is dependent on the continued financial stability of its three lessors and on the Company's ability to perform aircraft maintenance required for a return of such supplemental payments.

INVENTORIES

Inventories of flight equipment, expendable parts, materials, tools, food, beverages and promotional items are carried at cost.
These items are charged to expense when issued for use.

In 1996, the Company entered into an agreement with a supplier for consigned parts and supplies for its Boeing 737-200 and Boeing 737-300 aircraft. The Company is required to pay a monthly consignment fee, based on the value of the consigned parts, and to replenish any such parts when used with a like part. At
December 31, 1997 and 1996, the





1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company held consigned parts and supplies of approximately
$2,088,000 and $3,943,000, respectively, which are not included in the accompanying balance sheet. The decrease in the consigned inventory is the result of the return of the Boeing 737-300 aircraft in 1997. See Note 10.

PROPERTY AND EQUIPMENT

Depreciation and amortization of aircraft improvements and leasehold costs are recorded using the straight-line method over their estimated useful lives or remaining lease terms of the related aircraft, whichever is shorter, ranging from five to seven years. Reservation system and communication equipment and other property and equipment are depreciated on a straight-line basis over the shorter of their estimated useful lives or remaining lease terms ranging from five to seven years.

AIRCRAFT AND ENGINE MAINTENANCE

The Company accounts for aircraft overhaul and major engine maintenance costs using the accrual method. The Company accrues the estimated cost of the next aircraft overhaul based on aircraft utilization. The actual cost of an aircraft overhaul is charged to the accrual, with any deficiency or excess charged or credited to expense. The Company accrues major engine maintenance based on the greater of engine cycles or flight hours multiplied by the estimated long-term cost per flight hour or cycle. The actual cost of engine maintenance is charged to the accrual. The cost of routine maintenance is charged to expense as incurred.

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $7,792,000, $4,316,000 and $2,372,000 for the years ended December 31, 1997,
1996 and 1995, respectively.






1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principals Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options, because, as discussed in Note 4, the alternative fair value accounting provided for under the Financial Accounting
Standards Board's Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options.


Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. This pro forma information is included in Note 4.

LOSS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share."
Under SFAS No. 128, the Company is required to calculate basic earnings per share based on the weighted average common shares outstanding, by excluding the effect of dilutive stock options and to restate all prior periods. In 1997 and 1996, the computation of net loss per share is based on the weighted-average number of common shares outstanding. The adoption of SFAS
No. 128 had no impact on the Company, as outstanding stock options and warrants in these years were antidilutive. The aggregate number of options and warrants not considered in the calculation of net loss per share due to their antidilutive effect is 28,220,270, 3,223,343 and 1,361,091 at December 31, 1997, 1996
and 1995, respectively.






1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In 1995, net loss per share is based on the weighted-average number of common and preferred shares outstanding and common stock equivalents considered "cheap stock" outstanding prior to the November 1995 effective date of the Company's initial public offering (the Offering). Pursuant to Securities and Exchange
Commission Staff Accounting Bulletin No. 83, common stock and preferred stock issued for consideration below the offering price of $6.00 per share (the Offering Price) and stock options and preferred stock warrants issued with exercise prices below the Offering Price during the 12-month period preceding the initial filing of the Registration Statement are considered cheap stock and have been included in the calculation of common shares for the year ended December 31, 1995, using the treasury stock method, as if they were outstanding in 1995 through the effective date of the Offering.

INCOME TAXES

The Company utilizes the liability method in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities utilizing enacted rates and laws that will be in effect when the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted cash and supplemental maintenance deposits reported in the balance sheet approximate fair value. Based on the guarantee of the line of credit by certain stockholders of the Company, management believes the carrying amount of such borrowings reported in the balance sheet approximates fair value. As a result of the uncertainties described in Note 2, management is unable to estimate the fair value of the notes payable to related parties at December 31, 1997 and 1996. The fair values of warrants issued in 1997 and 1996, as described in Notes 6 and 8, were estimated using the discounted Black-Scholes pricing model.

RECLASSIFICATION

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.





2.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss and operating cash deficiency of $28,246,003 and $26,390,316, respectively, for the year ended December 31, 1997.
Further, the Company had a working capital deficiency and stockholders' deficit of $22,352,910 and $11,944,434, respectively, at December 31, 1997. These factors have been present since the Company's inception and, as a result, the Company has been dependent on financing from its principal stockholders, which during the period from January 1, 1997 through March 20, 1998, included $3,228,925 in equity contributions and $32,148,816 in short-term loans. There is no assurance that these stockholders will provide further financing.
These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include raising additional capital and securing additional bank financing to fund ongoing operations and the possible expansion of operations. Management's plans also include actions designed to achieve long-term profitability, including the reassessment of existing markets, possible expansion into new markets, pricing strategies to maximize operating income and cost controls. During 1997, the Company did not generate sufficient passenger revenue to provide for its operation's cash needs. As a result, in the third and fourth quarters of 1997, the Company completed a route restructuring, including the introduction of service to two new cities. This route restructuring focused on the Company's strategy of providing travel alternatives for price sensitive business and leisure travelers between major metropolitan markets that were not adequately served by other major carriers. As discussed in
Note 12, the Company has received bridge financing from certain major stockholders in the form of demand notes payable in connection with the Company's $3.0 million private convertible preferred stock offering of equity securities in March 1998.
Management believes these sources of cash will provide for its cash requirements through the first quarter of 1998. The Company anticipates generating positive cash flow from operations during the second and third quarters of 1998. The Company's ability to raise additional cash through equity or debt financings that may be required to fund expansion during 1998 or fund fourth quarter operations will be greatly dependent on the Company operating profitably during the second and third quarters of 1998. There can be no assurance that the Company can achieve such positive cash flows or operating profits.





2.   BASIS OF PRESENTATION (CONTINUED)

In addition, there can be no assurance that management's restructuring efforts or its efforts to provide for the necessary cash requirements of the Company will be successful. Even if the Company is successful in restructuring operations, there can be no assurance that management can provide for the Company's cash requirements which may be necessary during the remainder of 1998.

Inability to obtain necessary cash from subsequent financings would have a material adverse effect on the Company, including the possibility that the Company would have to cease operations.

3.   STOCKHOLDERS' EQUITY

In December 1997, the Company completed a sale of 30,455,714 shares of common stock through a Rights Offering. Under the Rights Offering, the Company distributed nontransferable rights, at no cost, to stockholders of record. Each record holder received two rights, with each right entitling the holder to purchase one share of common stock for a price of $0.50 per share. Certain principal stockholders exercised all of their rights pursuant to the basic subscription and the oversubscription privileges of the Rights Offering. In lieu of paying the subscription price in cash, they relieved and discharged the Company of $12,181,075 in notes payable to related parties. The cash proceeds to the Company from the sale of the common stock upon the exercise of the rights offered totaled approximately $2,994,000, after deducting approximately $53,000 in offering expenses.

In April 1997, the Company completed a private sale of units of securities, each unit consisting of one share of common stock and two redeemable common stock purchase warrants. In connection with the sale, the Company issued 5,150,000 shares of common stock for aggregate proceeds of approximately $10,235,000, net of offering costs of approximately $65,000. Included in this private sale were 5,000,000 shares of common stock issued to certain principal stockholders in lieu of repayment of $10,000,000 in notes payable to related parties. Each redeemable warrant originally entitled the holder to purchase, at any time over a five-year period commencing with the closing of this private offering, one share of common stock at an exercise price of $2.50. The redeemable warrant exercise price was subject to adjustment in the event the Company issued equity securities raising net proceeds in an aggregate amount of $1,000,000 at a price below $2.00 per share.
In conjunction with the Company's Rights Offering discussed above, the redeemable warrants were repriced to $0.50, the offering price of the common stock in






3. STOCKHOLDERS' EQUITY (CONTINUED)

the Rights Offering. The Company has the right to redeem the warrants at a redemption price of $0.05 per warrant on 45 days' prior notice if the average closing bid price of the Company's common stock equals or exceeds $1.00 for any 20 days within a period of 30 consecutive trading days, as defined by the warrant agreement.

In September 1996, the Company completed a private sale of units of securities, each unit consisting of one share of common stock and one redeemable common stock purchase warrant. In connection with the sale, the Company issued 1,319,774 shares of common stock for aggregate proceeds of approximately $7,116,000, net of offering costs of approximately $184,000. Each redeemable warrant entitles the holder to purchase, at any time over a five-year period commencing with the closing of this private offering, one share of common stock at an exercise price of $6.64. The redeemable warrant exercise price is subject to adjustment under certain circumstances as defined in the warrant agreement. The
Company has the right to redeem the warrants at a redemption price of $0.05 per warrant on 45 days' prior notice if the average closing bid price of the Company's common stock equals or exceeds $13.28 for any 20 days within a period of 30 consecutive trading days, as defined by the warrant agreement.

On November 3, 1995, the Company completed the issuance of 2,400,000 shares of common stock at a price of $6.00 per share through an initial public offering, resulting in net proceeds, after underwriting commissions and offering expenses, of approximately $12,956,000. In connection with the Offering, the Company issued the underwriter warrants to purchase 240,000 shares of common stock at an exercise price of $7.20. The warrants are exercisable at any time from November 1, 1996 to November 1, 2000.

In March 1997, the Company held a special meeting of stockholders and approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 15,000,000 to 50,000,000 shares.

The Company's principal stockholders and certain other stockholders as well as certain officers and directors of the Company have agreed not to exercise the warrants discussed above and in Notes 6 and 8 or options granted under the 1997 Program
(see Note 4) until the earlier of June 30, 1998 or the date of a Certificate of Amendment to the Company's Restated Certificate of
Incorporation is filed increasing the number of authorized shares of common stock to an amount sufficient to cover all outstanding and available stock options and stock purchase warrants.





3. STOCKHOLDERS' EQUITY (CONTINUED)

The Company will reserve, in conjunction with a restated Certification of Incorporation that the Company plans to amend in 1998, 29,258,961 shares of common stock for issuances related to the exercise of outstanding or available stock options and outstanding stock purchase warrants and for shares available under the employee stock purchase plan as follows:

                                                   NUMBER
                                                   OF SHARES
                                                   RESERVED

  Stock options (Note 4)                        8,277,918
  Stock purchase warrants (Notes 6 and 8)      19,981,043
  Employee stock purchase plan                  1,000,000
                                               29,258,961

4.     STOCK OPTIONS

The Company established the Vanguard Airlines, Inc. 1994 Stock
Option Plan (the 1994 Plan) whereby options for up to 1,700,000 shares may be granted to officers, directors, key employees and consultants to purchase shares of common stock. Vesting and term of these options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of issuance.

During 1997, the Company repriced certain options under the 1994
Plan due to a significant decline in the market price of the stock from the grant date. The first option repricing occurred on February 6, 1997 whereby options to purchase up to 76,000 shares of common stock were repriced to the then current market price of $1.81. The repricing resulted in an adjusted vesting start date for all repriced options equal to a three-month extension. A second option repricing occurred on November 3, 1997 whereby options repriced on February 6, 1997 and options granted in 1997 to purchase up to 1,037,500 shares of common stock were repriced to the then current market price of $0.50. This repricing also resulted in an adjusted vesting start date for all repriced options equal to another three-month extension.






4.     STOCK OPTIONS (CONTINUED)

A summary of stock option activity related to the 1994 Plan is as follows:

                   1997               1996              1995
                        WEIGHTED-           WEIGHTED-           WEIGHTED-
                        AVERAGE             AVERAGE             AVERAGE
                        EXERCISE            EXERCISE            EXERCISE
              OPTIONS    PRICE          OPTIONS   PRICE          OPTIONS   PRICE

Outstanding
at beginning
of year        473,227     $2.40   587,000   $0.17          489,500   $0.11
Granted      2,252,500      1.16   133,500    8.66          147,500    0.35
Repriced    (1,113,500)     2.28     --        --         --            --
Exercised     (107,742)     0.12  (138,302)  0.13          (50,000)    0.30
Forfeited     (239,220)     1.68  (108,971)  0.93            --        --
Outstanding
at end of
year         1,265,265      0.64   473,227   2.40          587,000   0.17

Exercisable
at end of
year           235,033      1.35   202,821   2.55          152,719   0.12
Weighted-
average fair
value of
options
granted
during the
year                        0.56            4.08                     0.84

Exercise prices for options outstanding under the 1994 Plan as of December 31, 1997 for incentive stock options granted to employees range from $0.11 to $0.50. The exercise prices for certain nonstatutory options granted equals $9.25 for 25,000 options and $1.13 for 25,000 additional options outstanding under the Plan. The weighted-average remaining contractual life at December 31, 1997 of all outstanding options under the Plan is
8.97 years.

Under a separate stock option program (the 1997 Program), the Company granted options to purchase 6,973,962 shares of common stock to certain directors and officers of the Company at exercise prices ranging from $0.50 to $0.69. Vesting and term provisions of these options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of issuance. There were no options exercised or forfeited during the year ended December 31, 1997. The weighted-average fair value of options granted under the 1997 Program is $0.21. At December 31, 1997, there are
1,446,745 options exercisable under the 1997 Program and the weighted-average remaining contractual life of all outstanding options is 9.91 years.





4. STOCK OPTIONS (CONTINUED)

The fair values of options granted after November 3, 1995, were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk free interest rates of 5.78% and 6.32%, volatility factors of the expected market price of the Company's common stock of .55 and .61, and a weighted-average expected life of the option of 2.96 and 3.21 years.

The fair values of options granted prior to November 3, 1995, were estimated using the Minimum Value option pricing model with the following weighted-average assumptions for 1995, including a risk free interest rate of 6.19% and a weighted-average expected life of four years. Under the Minimum Value model, the volatility factor is excluded. There were no options granted during the period from November 3, 1995 to December 31, 1995. Under both the
Black-Scholes and the Minimum Value models, the Company assumed a 0% dividend yield over the expected life of the options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                                    1997          1996            1995

Pro forma net loss              $(28,701,314)  $(25,948,409)  $(12,089,631)
Pro forma net loss per share        (1.88)         (2.87)        $(1.63)




5.     EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 1996, the Company adopted the Vanguard
Airlines, Inc. Employee Stock Purchase Plan (the Purchase Plan).
Under the Purchase Plan, the Company registered 1,000,000 shares of common stock for issuance to participating eligible employees.
The Company withholds a specified amount (at least $20.00 per month and not to exceed 15% of compensation for that particular month) from the paychecks of participating eligible employees.
The custodian of the Purchase Plan purchases common stock within five business days of the allocation of the participating employee's contribution. Any employee who has completed ninety
(90) days of employment with the Company is eligible to participate in the Purchase Plan. Common stock is purchased by the employees from the Company at 85% of the fair market value of the common stock as determined on the last market trading day prior to the purchase date. Common stock purchased on the open market is paid 85% by the participating employee and 15% by the Company.

6.     LINES OF CREDIT

On January 30, 1997, the Company entered into a bank line of credit (the Agreement) that permitted borrowings up to $2,275,000 with interest payable monthly at the prime rate published in The
Wall Street Journal. As of December 31, 1997, the Company had borrowed $1,900,000 under the Agreement. The prime rate was 8.50% and 8.25% at December 31, 1997 and 1996, respectively. The Agreement matured on January 30, 1998 and was subsequently paid off. The
Agreement was guaranteed by certain stockholders of the Company (the
Guarantors) for a period of up to two years.

On January 30, 1998, the Company entered into another bank line of credit agreement (the New Agreement) that permitted borrowings up to $1,900,000 with interest payable monthly at the prime rate published in The Wall Street Journal. The New Agreement matures on January 30, 1999. On January 30, 1998, the Company borrowed
$1,900,000 under the terms of the New Agreement to repay amounts outstanding under the Agreement. The New Agreement is also guaranteed by certain stockholders of the Company.





6.     LINES OF CREDIT (CONTINUED)

In connection with the execution of the Agreement and a related two-year guarantee, the Company agreed to issue the Guarantors warrants to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $1.00. Upon execution of the Agreement, the Company issued 910,000 warrants that vested immediately. Accordingly, effective January 30, 1997, the estimated fair value of the warrants issued of $1,100,000 was recorded as deferred debt issuance costs in the accompanying balance sheet and is being charged to expense over the term of the guarantee. The remaining warrants vest quarterly and the number is dependent on the amount of borrowings against the line, as defined in the warrant agreement. In April, July and October
1997, the Company issued in each month an additional 227,500 warrants. Accordingly, effective April 30, July 31 and October
31, 1997, the estimated fair value of the warrants issued of $197,000, $120,000 and $6,000, respectively, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Accumulated amortization related to the warrants totaled $613,348 at December 31, 1997.
Each warrant expires 10 years from the date of issuance. Warrants for purchase of 262,476 shares expired unexercised and warrants for purchase of 112,524 shares were forfeited in December 1997 as a result of the release of one of the stockholder's guarantee.

On July 30, 1996, the Company entered into a bank line of credit that permitted borrowings up to $4,000,000 with interest payable monthly at the prime rate published in The Wall Street Journal.
On August 12, 1996, the amount available under the agreement was increased to $5,000,000. As of December 31, 1996, the Company had borrowed $5,000,000 under the agreement. The agreement matured on January 30, 1997 and was subsequently paid off. The agreement was guaranteed by certain stockholders of the Company (the
Guarantors). In connection with the execution of the Agreement and related guarantee, the Company issued the Guarantors warrants to purchase an aggregate of up to 656,250 shares of common stock at a weighted-average exercise price of $6.65 per share. The warrants vested immediately and expire on July 30, 2006.
Accordingly, effective July 31, 1996, the estimated fair value of the warrants issued under the Agreement of $1,850,000 was recorded in other current assets as deferred debt issuance costs and was charged to expense over the term of the agreement.



6.     LINES OF CREDIT (CONTINUED)

In 1995, warrants were issued to certain stockholders related to the guarantee of a bank line of credit outstanding during that year. At December 31, 1997, there were 534,091 warrants vested in connection with the guarantee, originally issued in 1995 at a weighted-average exercise price of $1.76. Each warrant expires 10 years from the date of issuance. In connection with the warrant issuance, $71,000 was recorded in other assets as deferred debt issuance costs and was charged to expense upon the termination of the related outstanding line of credit in 1995.

7.     NOTES PAYABLE TO RELATED PARTIES

In 1997 and 1996, the Company entered into unsecured demand notes payable with certain major stockholders of the Company with interest payable on demand at a rate of 8.00%. As of December 31, 1997 and 1996, unsecured demand notes payable of $9,467,741 and $2,500,000, respectively, were outstanding.

In July 1996, the Company entered into promissory note agreements totaling $900,000 with two stockholders at an interest rate of 8.25%. In August 1996, the Company repaid the principal and interest balance of the notes.

The weighted-average stated interest rate on short-term borrowings outstanding (excluding deferred debt issuance costs amortization) as of December 31, 1997 and 1996 equaled
8.00%. The Company had no short-term borrowings oustanding as of December 31, 1995. The Company recorded related-party interest expense (excluding deferred debt issuance costs amortization) during 1997 and 1996 of approximately $762,000 and $11,000, respectively. There were no interest payments made to related parties in 1997 and 1996.






8.     FINANCIAL INSTRUMENTS

In January 1997, a major stockholder of the Company agreed to establish a two-year $4,000,000 letter of credit facility in favor of the Company's credit card processor. As consideration for establishing the letter of credit, the Company agreed to issue up to 4,000,000 warrants to the major stockholder to purchase shares of the Company's common stock at an exercise price of $1.00. Upon execution of the letter of credit, the Company issued 1,600,000 warrants that vested immediately.
Accordingly, in January 1997, the estimated fair value of the warrants issued of $1,900,000 was recorded in other current assets and is being charged to expense over the term of the facility. The remaining 2,400,000 warrants vest quarterly according to the amount of exposure under such letter of credit, as defined in the agreement. In April, July and October 1997, the Company issued in each month an additional 400,000 warrants.
Accordingly, effective April, July and October 1997, the estimated fair value of the warrants issued of $367,000, $211,000 and $14,000, respectively, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the facility. Accumulated amortization related to the warrants totaled $1,180,419 at December 31, 1997. Each warrant expires 10 years from the date of issuance. In addition, the Company granted the major stockholder a security interest in all credit card receivables processed by the Company's credit card processor.

In May 1997, the Company completed an additional $2,000,000 guarantee facility in favor of the Company's credit card processor. This guarantee facility expires in January 1999 and was established by the same major stockholder of the Company. As consideration for establishing the guarantee, the Company agreed to issue up to 1,030,928 warrants to the major stockholder to purchase shares of the Company's common stock at an exercise price of $1.94. Upon execution of the guarantee, the Company issued 412,371 warrants that vested immediately. Accordingly, in May 1997, the estimated fair value of the warrants issued of $150,000 was recorded in other current assets and is being charged to expense over the term of the facility. The remaining
618,557 warrants vest quarterly according to the amount of exposure under such letter of credit, as defined in the agreement. In August 1997, the Company issued an additional
103,093 warrants, with the estimated fair value of $17,000 being recorded as deferred debt issuance costs. Each warrant expires 10 years from the date of issuance. Accumulated amortization related to the warrants totaled $65,000 at December 31, 1997.







9. INCOME TAXES

A reconciliation of the provision (benefit) for income taxes to income (benefit) at the federal statutory rate of 34% is as follows:

                                   Year ended December 31
                             1997            1996          1995

Benefit at statutory
  rate                 $ (9,603,640)  $(8,774,744)  $(4,146,480)
State benefit,
 net of federal
 benefit                 (1,304,965)   (1,192,333)    (563,433)
Amortization of
 deferred debt
 issuance costs             724,919       715,001         --
Other                       (39,586)       12,444      (80,137)
Change in valuation
 allowance               10,223,272     9,239,632    4,790,050
                       $      --      $      --     $       --

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

                                        1997          1996

Deferred tax assets:
Net operating loss carryforwards      $24,264,808   $13,928,498
Accrued overhaul maintenance            3,606,808     2,820,339
Accrued vacation                          172,076       142,308
Amortization of aircraft
 leasehold costs                          451,306       293,243
Other                                     262,757       132,963
Total deferred tax assets              28,757,755    17,317,351

Valuation allowance                   (25,536,269)  (15,312,997)
                                        3,221,486     2,004,354

Deferred tax liabilities:
Prepaid overhaul maintenance            3,029,793     1,842,071
Prepaid insurance                         109,687        99,668
Other                                      82,006        62,615
Total deferred tax liabilities          3,221,486     2,004,354
                                      $     --      $         --




9.   INCOME TAXES (CONTINUED)

The Company has provided a valuation reserve of $25,536,269 and $15,312,997 as of December 31, 1997 and 1996, respectively, to fully reserve for net deferred tax assets in the same amounts due to the uncertainty of their future realization.

As of December 31, 1997, net operating loss carryforwards of approximately $62,217,000 are available to reduce income taxes of future years and will begin to expire in 2009, if unused. The
Company made no income tax payments during the years ended
December 31, 1997, 1996 and 1995.

10. LEASES

AIRCRAFT

From the date of inception through December 31, 1997, the Company has entered into operating lease agreements (collectively, the Lease Agreements) for nine Boeing 737-200 and two Boeing 737-300
Series aircraft requiring fixed monthly rental payments. The two
Boeing 737-300 Series aircraft were returned upon expiration of their respective lease terms in 1997. The Company recorded rent expense for aircraft of approximately $9,261,000, $10,404,000 and $4,613,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

In addition, the Company is required to make supplemental payments to the aircraft lessors based on the number of cycles/flight hours, as defined by the Lease Agreements. Certain supplemental payments are recoverable from the lessor upon the performance of required engine, airframe, landing gear and auxiliary power unit overhauls. At December 31, 1997 and 1996, the Company has recorded approximately $7,769,000 and $4,723,000, respectively, in supplemental maintenance deposits recoverable from aircraft lessors.

The Lease Agreements require the Company to pay the entire cost of the initial overhauls, even though a portion of the cycles or flight hours were incurred prior to initiation of the Lease
Agreements. Accordingly, at the inception of the lease, the Company accrued (as accrued maintenance) the portion of the estimated cost of the initial overhaul pertaining to cycles or flight hours incurred prior to inception of the lease. The amounts capitalized as aircraft leasehold costs totaled approximately $453,000 for the year ended December 31, 1997.
There was no overhaul component capitalized for the year ended




10.  LEASES (CONTINUED)

December 31, 1996. The amounts capitalized as aircraft leasehold costs totaled approximately $620,000 for the year ended December
31, 1995. The capitalized component is being amortized on the straight-line method over five to seven years, the estimated lease terms. Amortization totaled approximately $405,000, $422,000 and $399,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

The Lease Agreements have lease terms ranging from three to seven years with the option to extend the lease term for certain aircraft for two to four additional years. The Company exercised its option to extend the lease term on four Boeing 737-200 aircraft for two additional years effective December 1997. The
Boeing 737-200 Lease Agreements each have an option to purchase the aircraft at a value defined by the respective agreement.

SALE AND LEASEBACK OF AIRCRAFT ENGINES

In March 1996, the Company made cash down payments of $260,000 and signed promissory notes totaling $1,000,000 to finance the purchase of two aircraft engines. In July 1996, the Company restructured these note agreements, whereby the two aircraft engines were sold back to the vendor and the vendor subsequently leased the aircraft engines back to the Company. This transaction was completed in conjunction with the sale and leaseback of two additional engines. In total, the Company completed the sale and leaseback of four aircraft engines under operating leases with terms ranging from one month to four years. The Company has purchase and lease renewal options at the projected fair market values under such agreements. As of the date of these transactions in July 1996, the book values and related long-term debt of the aircraft engines totaling approximately $1,525,000 and $959,000, respectively, were removed from the Company's balance sheet. In addition, the Company reduced accounts payable due to the lessor, a vendor of the Company, by approximately
$567,000. Gains and losses recorded by the Company in conjunction with these transactions were immaterial. Fixed rental payments of approximately $13,000 per engine are due monthly. In addition, the Company is required to make supplemental payments to the lessor based on the number of cycles/flight hours the engines are utilized, as defined by the Lease Agreements.





10. LEASES (CONTINUED)

OTHER

The Company leases facilities as well as office space for its corporate headquarters from local airport authorities. These operating leases have terms ranging from one month to five years.
In addition, the Company leases aircraft engines, certain equipment and other office space. These operating leases have terms ranging from one to three years. Total rental expense for operating leases other than aircraft charged to operations for the years ended December 31, 1997, 1996 and 1995 were approximately
$2,073,000, $1,574,000 and $634,000, respectively.

Future minimum lease payments under noncancelable operating leases (excluding supplemental payments) at December 31, 1997 were as follows:

          1998                          $11,970,548
          1999                           10,977,050
          2000                            6,488,831
          2001                            4,710,425
          2002                            3,170,000
          Total minimum lease payments  $37,316,854


11.  CONTINGENCIES

The Company is party to various legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

12.  SUBSEQUENT EVENTS

Subsequent to December 31, 1997, the Company entered into a bridge financing arrangement whereby additional unsecured demand notes payable totaling $3,000,000 were issued to certain major stockholders of the Company with interest payable on demand at a rate of 9.00%.

On March 20, 1998, the Company entered into an agreement for the private sale of units of securities for proceeds of up to $4,500,000. Under the terms of the agreement, each unit consists of one share of Series A Convertible preferred stock
(Series A stock) and one common stock purchase warrant, costing
$10 per unit. In conjunction therewith, the Company converted $3,024,000 of outstanding principal and interest on the bridge financing notes payable, described above, to Series A
Convertible preferred stock under the terms of the agreement. Each warrant will entitle the holder to purchase, at any time over a seven-year period commencing six months after the closing, 40 shares of common stock at an exercise price of $0.55 per share.





12.  SUBSEQUENT EVENTS (CONTINUED)

The Series A stock will not be redeemable and will pay dividends at an annual rate of $0.80 per share only, when and if declared by the Company's Board of Directors. Dividends will not be cumulative. The liquidation preference of each share of Series A stock is $10 plus any accrued and unpaid dividends. Each share of Series A stock is convertible into 20 shares of common stock
(subject to certain antidilution adjustments) at any time commencing six months after the sale closing, and holders of the Series A stock will be entitled to voting rights determined on an as-converted basis. Under the same agreement, the Company has the option to sell additional units of securities (amounting to $1,476,000 as of March 20, 1998) at a price of not less than $10 per unit, provided the agreement for said units is executed not later than 90 days from the initial closing.

In addition, on March 20, 1998, the Company entered into a Note Exchange
Agreement whereby the major stockholders holding the notes payable of approximately $9.5 million (see Note 7) have agreed to exchange their existing unsecured demand notes payable, and all accrued unpaid interest, for new unsecured convertible demand notes payable (Convertible Notes). The Convertible Notes are automatically convertible at $0.50 per share at such time as the Company has an adequate number of authorized shares available for issuance. The remaining terms of the Convertible Notes remain unchanged.










         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     VANGUARD AIRLINES, INC.


                  Balance at              Charged to
                  Beginning    Charged to   Other     Deductions Balance at End
                     of         Costs and  Accounts--     --           of
Description        Period       Expenses    Describe    Describe      Period


YEAR ENDED DECEMBER 31, 1997:

Reserves and
 allowances
 deducted from
 asset accounts:

Allowance for
 uncollectible
 accounts:     $   230,000    $   253,276    $  --   $129,276/1/ $  354,000

Valuation
 reserve for
 deferred tax
 assets:       $15,312,997    $10,223,272    $ --      $--       $25,536,269

YEAR ENDED DECEMBER 31, 1996:

Reserves and
allowances
deducted from
asset accounts:

Allowance for
uncollectible
accounts:      $  197,000     $32,719        $281      $  --      $   230,000

Valuation reserve
for deferred
tax assets:    $6,073,365     $9,239,632     $--       $  --      $15,312,997

PERIOD ENDED DECEMBER 31, 1995:

Reserves and
allowances
deducted from
asset
accounts:

Allowance for
uncollectible
accounts:      $ --          $ 197,000       $--       $ --      $    197,000

Valuation
reserve
for deferred
tax assets:    $1,283,315     $4,790,050     $--       $ --      $  6,073,365



/1/ amounts charged against the allowance for accounts determined uncollectible during the year.






                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   VANGUARD AIRLINES, INC.



Dated:  March 27, 1998             By:/s/ Robert J. Spane
                                   Robert J. Spane
                                   Chairman of the Board, Chief
                                   Executive Officer and
                                   President

     We, the undersigned, directors and officers of Vanguard
Airlines, Inc. (the "Company"), do hereby severally constitute and appoint Robert J. Spane and William A. Garrett and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange
Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

     Signature and Title                          Date


     /s/ Robert J. Spane                          March 27, 1997
Robert J. Spane, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

     /s/ William A. Garrett                       March 27, 1997
William A. Garrett, Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)






     /s/ Lee M. Gammill, Jr.                      March 27, 1997
Lee M. Gammill, Jr. Director


     /s/ Denis T. Rice                            March 27, 1997
Denis T. Rice, Director



