Form 10-Q
period 1998-03-31
VANGUARD AIRLINES INC \DE\
filed 1998-05-14
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



(Mark One)


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31 , 1998

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

                Yes     X             No ______

     At March 31, 1998 there were 45,701,535 shares of Common
Stock , par value $.001 per share issued and outstanding.

PART I.   FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS

                     VANGUARD AIRLINES, INC.
                          BALANCE SHEETS


                                   MARCH 31,      DECEMBER 31,
                                     1998            1997

ASSETS

Current assets:
     Cash and cash equivalents     $   911,358    $  1,082,712
     Accounts receivable,
       less allowance                2,024,952       2,312,439
       of $408,000 in 1998 and
       $354,000 in 1997
     Inventory                         955,216         842,620
     Prepaid expenses and
       other current assets          1,724,238       1,011,417
     Current portion of
      supplemental maintenance
      deposits                       4,997,376       4,546,824
Total current assets                10,613,140       9,796,012


Property and equipment, at cost:
     Aircraft improvements
          and leasehold costs        4,631,102       4,611,528
     Reservation system and
          communication equipment    1,868,467       1,844,981
     Other property and equipment    4,135,765       3,695,943
                                    10,635,334      10,152,452
     Less accumulated
          depreciation and
          amortization              (5,180,555)     (4,667,768)
                                     5,454,779       5,484,684

Other assets:
     Supplemental maintenance
          deposits                   3,633,180       3,221,875
     Deferred debt issuance
          costs   warrants           1,710,495       2,223,233
     Leased aircraft deposits        2,285,959       2,258,500
     Fuel and security deposits      1,386,166       1,240,284
     Other assets                      937,174         539,296
                                     9,952,974       9,483,188

Total assets                       $26,020,893     $24,763,884

                     Vanguard Airlines, Inc.
                    Balance Sheets (continued)


                                         MARCH 31,    DECEMBER 31,
                                           1998          1997
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Notes payable to related parties   $   9,467,741  $   9,467,741
 Line of credit                         1,900,000         ----
 Accounts payable                       6,501,869      6,095,903
 Accrued expenses                       3,721,124      4,007,363
 Accrued maintenance                    6,623,813      6,588,830
 Air traffic liability                  8,636,942      5,989,085
Total current liabilities              36,851,489     32,148,922

Line of credit                            ----         1,900,000
Accrued maintenance, less
  current portion                       2,707,607      2,659,396

Commitments

Stockholders' deficit:
 Common stock, $.001 par value:
   Authorized shares   50,000,000
   Issued and outstanding shares
     45,701,535 in 1998 (45,695,908
     in 1997)                              45,702         45,696
 Preferred stock, $.001 par value:
   Authorized shares - 1,000,000
   Issued and outstanding shares -
   302,362 in 1998 (-0- in 1997)              302          -----
   Liquidation preference -
     $3,023,620 in 1998
Additional paid-in capital             60,741,834    57,753,488
 Accumulated deficit                  (74,283,078)  (69,692,060)
                                      (11,892,876)  (13,495,240)
Deferred stock compensation               (42,963)      (51,558)
Total stockholders' deficit           (13,538,203)     (11,944,434)

Total liabilities and stockholders'
   deficit                          $  26,020,893  $ 24,763,884



See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                        1998             1997

Operating revenues:
 Passenger revenues                 $19,577,744      $ 20,437,461
   Other                              1,665,988         1,054,978
Total operating revenues             21,243,762        21,492,439

Operating expenses:
 Flying operations                    4,394,670         4,670,989
 Fuel                                 3,646,645         5,658,928
 Maintenance                          4,374,915         4,669,682
 Passenger service                    1,809,697         1,879,944
 Aircraft and traffic servicing       4,656,637         4,660,648
 Promotion and sales                  4,647,405         5,612,544
 General and administrative             980,689         1,237,741
 Depreciation and amortization          512,787           520,001
Total operating expenses             25,023,445        28,910,477

Operating loss                       (3,779,683)       (7,418,038)

Other income (expense):
 Deferred debt issuance cost
    amortization                      (548,738)          (329,167)
 Interest income                        14,300             23,100
 Interest expense                     (276,897)          (206,245)
Total other income (expense), net     (811,335)          (512,312)
Net loss                            $(4,591,018)    $  (7,930,350)

Net loss per share
  - basic                           $    (0.10)     $      (0.79)

Weighted average shares
 outstanding                         45,697,332        9,983,375




See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF CASH FLOWS

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           1998             1997
OPERATING ACTIVITIES:
Net loss                               $(4,591,018)    $(7,930,350)

Adjustments to reconcile net loss
 to net cash used in operating activities:

   Depreciation                            204,223        184,610
   Amortization                            308,564        335,391
   Loss on disposal of property and
     equipment                               ---           56,300
   Deferred debt issuance cost
     amortization                          548,738        329,167
   Compensation related to stock options     8,595          8,595
   Provision for uncollectible accounts     54,000         26,436

   Changes in operating assets and liabilities:
     Restricted cash                         ----         724,988
     Accounts receivable                   233,487        687,850
     Inventories                         (112,596)          5,651
     Prepaid expenses and other current
       assets                            (712,821)       (226,644)
     Supplemental maintenance deposits   (861,857)     (1,321,318)
     Accounts payable                     405,966       2,967,276
     Accrued expenses                    (262,619)       (479,715)
     Accrued maintenance                   83,194         283,129
     Air traffic liability              2,647,857         883,589
     Deposits and other                  (571,219)       (394,977)

Net cash used in operating activities  (2,617,506)     (3,860,022)

INVESTING ACTIVITIES:
Purchases of property and equipment      (482,882)       (321,279)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options       738             276
Payment of preferred stock offering costs (71,704)           ---
Proceeds from line of credit borrowings 1,900,000       2,275,000
Principal payments on line of credit   (1,900,000)     (5,000,000)
Proceeds from issuance of notes payable to
 related parties                        3,000,000       7,500,000
Principal payments on capital lease
 obligations                                 ---          (44,872)

Net cash provided by financing
 activities                             2,929,034       4,730,404

Net increase (decrease) in cash and cash
 equivalents                             (171,354)        549,103

Cash and cash equivalents at beginning
 of period                              1,082,712         402,083

Cash and cash equivalents at
  end of period                        $  911,358      $  951,186

                     VANGUARD AIRLINES, INC.
               STATEMENTS OF CASH FLOWS (CONTINUED)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           1998           1997

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

Cash paid during the period
for interest                           $   57,871      $   57,786

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable to
related parties and accrued
interest to preferred stock            $3,023,620      $  ---

Deferred debt issuance costs
recorded in conjunction with
warrants issued                        $   36,000      $3,000,000



See accompanying notes.

                     VANGUARD AIRLINES, INC.
    CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The financial statements of Vanguard Airlines, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1997, have been properly prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 30, 1998.

     The balance sheet as of March 31, 1998, the statements of operations for the three months ended March 31, 1998 and 1997, and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited; but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for this interim period. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continued to incur losses and generate negative cash flows from operations during January and February 1998. During March 1998, the Company was profitable and generated positive cash flows from operations. The Company anticipates generating operating profits and positive cash flows from operations from April 1998 through August 1998. The Company has a significant working capital deficit. The Company was dependent upon financings from its principal stockholders to fund the losses incurred by the Company in January and February 1998. There can be no assurance as to the availability of future financings from the Company's principal stockholders, other stockholders or investors, if needed. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management's plans include raising additional capital and securing additional bank financing to fund ongoing operations in the fourth quarter and possible expansion of operations. Management's plans also include actions designed to achieve long-term profitability, such as the review of existing markets, expansion into new markets, and pricing strategies to maximize passenger revenue and new cost controls. During 1997, the Company did not generate sufficient passenger revenue to provide for its operational cash needs. As a result, in the third and fourth quarters of 1997, the Company completed a route restructuring, which included the introduction of service to two new cities. This route restructuring continued to build on the Company's strategy of providing travel alternatives for price sensitive business and leisure travelers between major metropolitan markets. As discussed in Note 4, the Company received bridge financing from two principal stockholders in the form of convertible demand notes in connection with the Company's $3.0 million private convertible preferred stock offering of equity securities in March 1998. The convertible demand notes were converted to Series A Preferred Stock on March 20 as described in Notes 4 and 5. The Company anticipates generating positive cash flow from operations during the second and third quarters of 1998. The Company's ability to raise additional cash through equity or debt financings that may be required to fund expansion during 1998 or fund fourth quarter operations will be greatly dependent on the Company's ability to operate profitably during the second and third quarters of 1998. There can be no assurance that the Company can achieve positive cash flows or operating profits.

     In addition, there can be no assurance that management's restructuring efforts or its efforts to provide for the necessary cash requirements of the Company will be successful. Even if the Company is successful in restructuring operations, there can be no assurance that management can provide for the Company's cash requirements that may be necessary during the remainder of 1998.

2.  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income (losses) and its components in the Company's financial statements. The effect of SFAS No. 130 was immaterial to the net loss reported by the Company on the Statements of Operations for the quarters ended March 31, 1998 and 1997 respectively.

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. This statement does not have a material impact on results reported in the Company's financial statements.

3.  NET LOSS PER SHARE - BASIC

     For the three months ended March 31, 1998 and 1997, the computation of basic net loss per share was based on the weighted average number of outstanding common shares. Outstanding preferred stock, stock options and warrants were not included in the calculation of basic loss per share as their effect was antidilutive.

4.  NOTES PAYABLE TO RELATED PARTIES

     In the quarter ended March 31, 1998, the Company entered into a bridge financing arrangement whereby additional unsecured convertible demand notes payable totaling $3,000,000 were issued to certain principal stockholders of the Company with interest payable on demand at a rate of 9.0%. The Company converted the unsecured demand notes plus interest totaling approximately $3,024,000 to Series A Convertible Preferred Stock as described in Note 5. In addition, on March 20, 1998, the Company entered into a Note Exchange Agreement which provides that the principal stockholders holding notes payable of approximately $9.5 million will exchange their existing unsecured demand notes payable, and all accrued unpaid interest, for new unsecured convertible demand notes payable (Convertible Notes). The Convertible Notes automatically convert, at $0.50 per share, to an equivalent number of shares of Common Stock at such time as the Company has an adequate number of authorized shares available for issuance. The remaining terms of the Convertible Notes remain unchanged.

5.  STOCKHOLDERS' EQUITY

     On March 20, 1998, the Company entered into an agreement for the private sale of units of securities for proceeds of up to $4,500,000. Under the terms of the agreement, each unit consists of one share of Series A Convertible Preferred Stock (Series A Preferred Stock) and one common stock purchase warrant costing $10 per unit. In conjunction therewith; the Company converted approximately $3,024,000 of outstanding principal and interest on the bridge financing notes payable, described in Note 4, to Series A Preferred Stock under the terms of the agreement. Each warrant will entitle the holder to purchase, at any time over a seven-year period commencing six months after the closing, 40 shares of common stock at an exercise price of $0.55 per share.

     The Series A Preferred Stock will not be redeemable and will pay dividends at an annual rate of $0.80 per share only when, and if, declared by the Company's Board of Directors. Dividends will not be cumulative. The liquidation preference of each share of Series A Preferred Stock is $10 plus any accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into 20 shares of common stock (subject to certain antidilution adjustments) at any time commencing six months after the sale closing, and holders of the Series A Preferred Stock will be entitled to voting rights determined on an as-converted basis. Under the same agreement, the Company has a 90 day option to sell additional units of securities (amounting to approximately
$1,476,000 as of March 31, 1998) at a price of not less than $10 per unit.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT OF FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND INFORMATION THAT IS BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES, GENERAL ECONOMIC CONDITIONS, THE COST OF JET FUEL, THE OCCURRENCE OF EVENTS INVOLVING OTHER LOW-FARE CARRIERS, THE CURRENT LIMITED SUPPLY OF BOEING 737 JET AIRCRAFT AND THE HIGHER LEASE COSTS ASSOCIATED WITH SUCH AIRCRAFT, POTENTIAL CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND ACTIONS TAKEN BY OTHER AIRLINES PARTICULARLY WITH RESPECT TO SCHEDULING AND PRICE IN THE COMPANY'S CURRENT OR FUTURE ROUTES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

COMPANY

     The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient scheduled jet service to attractive destinations in established markets in the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737200 jet aircraft operating two daily flights each way between Kansas City and Denver and two daily flights each way between Denver and Salt Lake City. The Company currently operates nine leased Boeing 737200 jet aircraft. The Company's schedule provides an average of 54 daily weekday flights serving Kansas City, Atlanta, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh, and New York City - JFK. Effective January 11, 1998, the Company terminated its daily non-stop flights between Kansas City and San Francisco. On April 20, 1998, the Company decided to terminate its daily non-stop
flights between Kansas City and New York City   JFK effective May
12, 1998. On April 1, 1998 the Company announced it would initiate service from Atlanta to Myrtle Beach, South Carolina, commencing May 21, 1998. In January 1998, the Company signed a letter of intent to lease its tenth Boeing 737-200 jet aircraft, with original delivery anticipated in June of 1998. The Company has been unable to secure acceptable financing terms and conditions. The Company continues to review its financing alternatives in order to purchase or lease its tenth aircraft under acceptable terms. However, in connection with the Company's inability to obtain its tenth aircraft, the Company is temporarily terminating service between Pittsburgh and New York
City   JFK effective June 1, 1998.  There can be no assurance
that the Company will be able to secure adequate financing arrangements from the lease of its tenth aircraft. The Company also provides limited charter services.

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

     The primary factors expected to affect the Company's future operating revenues are the Company's ability to offer and maintain competitive fares, the reaction of existing competitors to the continuation or commencement of operations by the Company in a particular market (including changes in their fare structure, aircraft type and schedule), the possible entry of other lowfare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-fare carriers, passengers' perceptions regarding the safety of low-fare carriers, general economic conditions and seasonality factors. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided, rent for gates and other facilities and marketing and advertising expenses. The Company has a limited history of operations and since its inception on April_25, 1994 has experienced significant losses. As of March 31, 1998, the Company had an accumulated deficit of $74.3 million and stockholders' deficit of $13.5 million. As disclosed in the financial statements, the Company had a net loss of approximately $4.6 million and net cash flows used in operating activities amounting to approximately $2.6 million for the quarter ended March 31, 1998. Additionally, at March 31, 1998, current liabilities exceeded current assets by $26.2 million. As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to predict the future operating results of the Company.

     The Company has been dependent upon equity and debt financings from its principal stockholders. There can be no assurance as to the availability of further financings. Management's plans include generating positive cash flows from operations through August 1998, raising additional capital and securing additional bank financings to fund ongoing operations and the possible expansion of operations, however, there can be no assurance the Company will be successful in this regard.

OVERVIEW

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1997

OPERATING REVENUES

     Total operating revenues decreased approximately 1% from approximately $21.5 million for the quarter ended March 31, 1997 to approximately $21.2 million for the quarter ended March 31, 1998. This decrease was primarily attributable to a decrease in the number of daily flights, the number of passengers on those flights and the reduction of available seats on its aircraft from 128 to 122. During the quarter ended March 31, 1997, the Company averaged 58 flights per day which decreased to 50 flights per day during the quarter ended March 31, 1998. The number of passengers decreased from 375,209 in the quarter ended March 31, 1997 to 346,150 in the quarter ended March 31, 1998. These decreases were offset, however, by a 29% increase in passenger yield per RPM. The Company began flying a new route structure on December_21, 1996, which included the initiation of services from Kansas City to Atlanta, Ft._Meyers, Las Vegas, Miami, Orlando and Tampa/St._Petersburg as well as non-stop service between Chicago-Midway and Kansas City. This route restructuring refocused the Company's strategy by creating a hub in Kansas
City. The increases in ASMs and RPMs in the first quarter of 1997 that resulted from the December 1996 schedule change were not consistent with the first quarter of 1998 as a schedule change in September 1997 reduced or eliminated service in a number of these cities. The Company discontinued round trip service from Kansas
City to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg while adding round trip service from Kansas City to New York - JFK in September 1997 and round trip service from Chicago-Midway and New York City - JFK to Pittsburgh in December 1997. As a result, ASMs decreased approximately 32%, from approximately 379_million during the quarter ended March 31, 1997 to approximately 257 million during the quarter ended March 31, 1998. RPMs decreased approximately 26%, from approximately 225 million during the quarter ended March 31, 1997 to approximately
168 million during the quarter ended March 31, 1998. The decrease in ASMs was primarily attributable to the decrease in the number of daily flights, the reduction of available seats on flights from 128 to 122 and the reduction of destinations with greater flight lengths. The decrease in RPMs was primarily attributable to a decrease in the number of daily flights, the reduction of available seats on flights from 128 to 122 and the reduction of destinations with greater flight lengths.
Conversely, load factor increased from approximately 60% for the quarter ended March 31, 1997 to approximately 65% for the quarter ended March 31, 1998. This increase was primarily the result of a 32% decrease in capacity but only a 26% decrease in the RPMs in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

     Passenger yield per RPM increased approximately 29% from approximately 9.06 cents for the quarter ended March 31, 1997 to approximately 11.69 cents for the quarter ended March 31, 1998.
The Company initially discounted fares to stimulate travel in a number of the new markets that were introduced in conjunction with the Company's major route restructuring in December_1996.
In addition, with the initiation of the December 1996 route structure, the Company's average stage length increased to 601_miles during the quarter ended March 31, 1997. In September
1997, the Company terminated service to a number of long-haul markets in conjunction with the Company's September 1997 schedule change and terminated service from Kansas City to San Francisco in January 1998. As a result, its average stage length decreased to 484 miles in the quarter ended March 31, 1998. In order to increase fares and passenger yield effectively, the Company focused on improving its product beginning in September 1997. The Company's strategic plan to improve its product includes the delivery of a reliable product with a number of amenities found on larger, better known airlines that specifically cater to price-sensitive business travelers. Those amenities include assigned seating, refundable tickets, greater legroom, fixed ticket pricing under the Road Warrior Class SM and greater frequencies between city pairs. The Company believes it has improved its brand awareness in each of its markets through its direct advertising program that was modified in August 1997. The Company's implementation of its strategic plan showed positive results in the first quarter of 1998 with passenger yield increasing to 11.69 cents.
The Company anticipates the passenger yield will continue to rise in the second quarter of 1998 as the Company continues to carry out its strategic plan. The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness and continues to improve its service and reliability.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 180_days (90_days prior to March_24, 1997) after the flight date, the customer may use the value of the unused reservation, subject to certain restrictions, for transportation, less a $50 service charge. These service charges were approximately $770,000 (approximately 4% of total operating revenues) and approximately $1.4 million (approximately 7% of operating revenues) in the quarters ended March 31, 1997 and 1998, respectively. The increase is directly attributable to the modification in the Company's flight reservation change policy from $25 per change, during most of the 1997 quarter, to $50 per change.

     OPERATING EXPENSES

     Expenses are generally categorized as related to flying operations, aircraft fuel, maintenance, passenger service, aircraft and traffic servicing, promotion and sales, general and administrative, depreciation and amortization and other expense, including interest expense and amortization of deferred debt issuance costs. The following table sets forth the percentage of total operating revenues represented by these expense categories:

                                    Quarter ended March 31,
                              1998                1997

                         Percent of Cents    Percent of  Cents
                         Revenues  Per ASM   Revenues   Per ASM

Total operating revenues 100.0 %    8.26     100.0 %    5.67

Operating expenses:
  Flying operations       20.7 %    1.71      21.7 %    1.23
  Aircraft fuel           17.2      1.42      26.3      1.49
  Maintenance             20.6      1.70      21.7      1.23
  Passenger service        8.5      0.70       8.8      0.50
  Aircraft and traffic
     servicing            21.9      1.81      21.7      1.23
Promotion and sales       21.9      1.81      26.1      1.48
General and administration 4.6      0.38       5.8      0.33
Depreciation and
  amortization             2.4      0.20       2.4      0.14

Total operating expenses 117.8      9.73     134.5      7.63

Total other income
  (expense), net         (3.8)     (0.31)    (2.4)     (0.13)

Net loss                 (21.6%)   (1.78)   (36.9%)    (2.09 )

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight dispatch and flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses decreased approximately 6% from approximately $4.7 million (approximately 22% of operating revenues) for the quarter ended March 31, 1997 to approximately $4.4 million (approximately 21% of operating revenues) for the quarter ended March 31, 1998. In the first quarter of 1997, the Company leased two Boeing 737-300 jet aircraft that were newer, more advanced aircraft and had a larger capacity and substantially higher lease and insurance costs. The decrease in flying operation expenses in the first quarter of 1998 was primarily the result of the return of these two Boeing 737-300 jet aircraft to the lessor in May and July 1997. The decrease was also attributable to the decrease in block hours in the quarter ended March 31, 1998 as compared to 1997. As a result of the September 1997 schedule change, block hours decreased approximately 17% from 8,310 hours in the quarter ended March 31, 1997 to 6,939 in the quarter ended March 31, 1998. In addition, the Company was successful in negotiating more favorable hull insurance rates on its fleet in the first quarter of 1998 as compared to the first quarter of 1997. Flight operations expense increased on a cents per ASM basis from 1.23 cents for the quarter ended March 31, 1997 to 1.71 to the quarter ended March 31, 1998. This increase resulted because the base rent on the Company's fleet was spread over 32% fewer ASMs, without a material change in the Company's fleet. These decreases were offset by a pilot wage increase that resulted in pilot wages remaining consistent in the first quarter of 1998 as compared to 1997 despite a 17% decrease in block hours flown in the two periods.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses decreased approximately 36% from approximately $5.7_million (approximately 26% of operating revenues) for the quarter ended March 31, 1997 to approximately $3.6_million (approximately 17% of operating revenues) for the quarter ended March 31, 1998. Lower fuel expense is directly related to the decrease in block hours flown by the Company as well as a decrease in cost per gallon in the quarter ended March 31, 1998 versus 1997. Fuel cost per block hour decreased $155 or 23% from $681 in the quarter ended March 31, 1997 to $526 in the quarter ended March 31, 1998 primarily due to a decrease in average fuel price per gallon offset by an increase of into-plane costs. Specifically, the average price decreased from $0.82 per gallon (including taxes and into-plane costs) in the quarter ended March 31, 1997 to $0.64 per gallon in the quarter ended March 31, 1998, a 22% decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses decreased approximately 6% from approximately $4.7_million (approximately 22% of operating revenues) for the quarter ended March 31, 1997 to approximately $4.4_million (approximately 21% of operating revenues) for the quarter ended March 31, 1998. This decrease was primarily the result of the 17% decrease in block hours flown. Maintenance expenses did not decrease in direct proportion to the decrease in block hours flown due to additional costs incurred related to engine, airframe and landing gear major maintenance that caused the Company to accrue the next scheduled engine, airframe and landing gear major maintenance visits at rates higher in the first quarter of 1998 than those used in the first quarter of 1997.
During 1997, the Company incurred charges related to certain scheduled major maintenance overhauls that were in excess of what traditionally had been accrued by the Company for major scheduled airframe, engine and landing gear maintenance checks. The
Company attributed the increase in costs associated with major scheduled airframe, engine and landing gear maintenance checks to the following: a change in the vendors providing the major scheduled overhaul services; the lack of available overhauled/used engine and landing gear replacement parts; and the provision for non-routine airframe repairs not normally experienced during major scheduled airframe overhauls. In the second quarter of 1997 the Company increased the monthly maintenance provisions for major scheduled maintenance checks.
The Company deposits funds with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Additionally, the Company significantly increased the capacity of its in-house maintenance department during the first and second quarters of 1997. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements. The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at the Chicago-Midway and Minneapolis/St.
Paul airports. Maintenance expenses increased on a cents per ASM basis from 1.23 cents for the quarter ended March 31, 1997 to
1.70 cents for the quarter ended March 31, 1998. This increase in cents per ASM resulted because the fixed costs of the Company's maintenance efforts were spread over 32% fewer ASMs without a material change in the Company's fleet.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenience passenger charges and passenger liability insurance. Passenger service expenses decreased approximately 4% from approximately $1.9_million (approximately 9% of operating revenues) for the quarter ended March 31, 1997 to approximately $1.8_million (approximately 9% of operating revenues) for the quarter ended March 31, 1998. This decrease was attributable to an 8% decrease in the number of passengers in the first quarter of 1998 as compared to 1997 as well as cost savings from the reduction in the Company's passenger liability insurance rates. The decrease was offset by a flight attendant wage increase that resulted in flight attendant wages remaining consistent in the first quarter of 1998 as compared to 1997 despite a 17% decrease in block hours flown in the two periods.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses remained consistent at approximately $4.7_million (approximately 22% of operating revenues) in the quarters ended March 31, 1997 and 1998. The Company experienced decreases in station ground handling expenses, station salaries and landing fees that correspond to the decrease in the number of cities served and the number of departures in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Departures decreased approximately 13% from 5,182 during the quarter ended March 31, 1997 to 4,483 during the quarter ended March 31, 1998. These decreases were offset, however, by increases in station rent, salaries and benefits related to the Company's dispatch, scheduling, station management and system control departments, and costs incurred related to aircraft deicing in the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Aircraft and traffic servicing expenses increased on a cents per ASM basis from 1.23 cents for the quarter ended March 31, 1997 to 1.81 cents for the quarter ended March 31, 1998.
This increase in cents per ASM resulted because the fixed costs of the Company's aircraft and traffic servicing functions were spread over 32% fewer ASMs.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses decreased approximately 17% from approximately $5.6_million (approximately 26% of operating revenues) in the quarter ended March 31, 1997 to approximately $4.6_million (approximately 22% of operating revenues) in the quarter ended March 31, 1998. This decrease was primarily the result of the decrease in the number of cities served and the dollars that were spent on direct advertising in the first quarter of 1998 as compared to 1997. The Company incurred significant increases in promotion and sales expenses in early 1997 to promote its major route restructuring implemented in December 1996, which created a hub in Kansas City. It is the Company's practice to increase advertising when new cities are introduced in order to create brand awareness. The Company continues to rely on its direct advertising methods to attract its passengers and therefore continues to incur significant advertising expenses in each month and with each of its schedule changes. The average promotion and sales cost per passenger decreased $1.53 or 10% from $14.96 in the quarter ended March 31, 1997 to $13.43 in the quarter ended March 31, 1998. Promotion and sales expenses increased on a cents per ASM basis from 1.48 cents for the quarter ended March 31, 1997 to 1.81 cents for the quarter ended March 31, 1998.
This increase in cents per ASM resulted because the fixed costs of the Company's promotion and sales functions were spread over 32% fewer ASMs.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative decreased approximately 21% from approximately $1.2 million (approximately 6% of operating revenues) in the quarter ended March 31, 1997 to approximately $1.0 million (approximately 5% of operating revenues) in the quarter ended March 31, 1998. The decrease in general and administrative expenses in the first quarter of 1998 as compared to 1997 is the result of decreases in general liability insurance, property tax, and office rent. The decrease in rent expense classified as general and administrative expense is offset by the increase in rent expense classified as aircraft and traffic servicing expense in the first quarter of 1998.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expense remained consistent at approximately $500,000
(approximately 2% of operating revenues) in the quarters ended March 31, 1997 and 1998.

     Other income (expense), net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit issued on behalf of its credit card processor and the bank line of credit agreements, each executed in_1997, the Company issued certain stockholders warrants to purchase shares of common stock
at exercise prices of $1.00 and $1.94 per share.   Warrants vest
quarterly in amounts dependent on the Company's exposure under the letter and line of credit, as defined in the respective agreements. Accordingly, the estimated fair value of the warrants issued each quarter related to the agreements is recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense increased during the quarter ended March 31, 1998, as a result of borrowings against the line of credit and the addition of demand notes payable to related parties during the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, proceeds from its initial public offering of Common Stock, proceeds from its public Rights Offering and the issuance of debt mostly to its principal stockholders. As of May 8, 1998, the Company has received net proceeds from the sale of its equity securities in the aggregate amount of approximately $54.5 million (including the conversion of notes payable to related parties to equity).

     On January 30, 1998, the Company borrowed $1.9 million under a credit agreement that expires on January 30, 1999 with INTRUST Bank, N.A. (Wichita, Kansas). The Company used the proceeds to repay the amount outstanding under the Commerce Bank, N.A. line of credit that matured on January 30, 1998. The line of credit is guaranteed by certain stockholders. In consideration for the guarantees, the Company granted the guarantors warrants to purchase shares of the Company's Common Stock. There can be no assurance that a replacement $1.9_million line of credit will be available on acceptable terms, if at all, prior to its maturity.
In the event that the Company is unable to replace or extend the line of credit prior to January_30, 1999, the Company would be required to utilize available cash balances, which would materially and adversely affect the Company's then current cash position. There can be no assurance that the Company will have adequate cash resources to pay down the line of credit.

     In the quarter ended March 31, 1998, the Company entered into a bridge financing arrangement whereby additional unsecured demand notes payable totaling $3.0 million were issued to certain principal stockholders of the Company with interest payable on demand at a rate of 9.0%.

     On March 20, 1998, the Company closed on a private sale of equity securities, each unit costing $10 and consisting of one share of Series A Preferred Stock, par value $.001, and one common stock purchase warrant (each a "Preferred Unit"). In connection with the sale, the Company converted approximately $3.0 million of bridge financing notes and interest borrowed during the first quarter into Preferred Units. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock. Each warrant entitles the holder to purchase, at any time over a seven-year period commencing six months after the closing, 40 shares of Common Stock at an exercise price of $0.55 per share of Common Stock. In addition, under the same agreement, the Company has the option to sell an additional 150,000 Preferred Units under the same terms and conditions, provided the sale occurs not later than 90 days from March 20, 1998. The Company has not determined whether to sell any additional Preferred Units.

     During the period from January 1, 1997 through May 8, 1998, the Company borrowed an aggregate $30.6 million from the principal stockholders of the Company in the form of unsecured demand notes payable (collectively, the "Notes"). The Notes accrue interest at rates ranging from 8.00% to 9.00%. During 1997, approximately $22.2 million of notes payable to stockholders was converted to Common Stock in conjunction with the sales of certain equity securities completed in 1997. On March 20, 1998, the Company entered into a Note Exchange Agreement whereby the principal stockholders holding the notes agreed to exchange their remaining unsecured demand notes payable totaling approximately $9.5 million, and all accrued unpaid interest, for new unsecured convertible demand notes payable (the "Convertible Notes"). The Convertible Notes are automatically convertible at $0.50 per share at such time as the Company has an adequate number of authorized shares available for issuance, which the Company anticipates will occur at the Company's Annual Stockholders' Meeting on May 15, 1998.

     In January and February 1998, the Company did not generate sufficient passenger ticket sales to provide for its operational cash needs. The cash flow deficit was funded primarily through the issuance of unsecured demand note payable debt borrowings from its principal stockholders, as discussed above. At March 31, 1998, the Company had cash and cash equivalents of approximately $900,000. The Company had a working capital deficit at March 31, 1998 of approximately $26.2 million. The Company's working capital deficit is expected to be reduced by approximately $10.4 million in connection with the conversion of demand notes and associated interest in May 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Further, the financial statements presented elsewhere herein and the financial information presented herein were prepared assuming the Company will continue as a going concern and, as such, do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has experienced a significant increase in its air traffic liability as of March 31, 1998, as compared to December 31, 1997, due to increased ticket sales. In addition, passenger demand is traditionally stronger during the spring and summer seasons. Currently, the Company has a letter of credit and a stockholder guarantee totaling $6.0 million in order to secure the Company's credit card processor. In May 1998, the Company's exposure as calculated by its credit card processor exceeded $6.0 million due to increased ticket sales. Consequently, the Company began depositing cash into a restricted cash account to provide for the Company's credit exposure in excess of $6.0 million as calculated by the credit card processor. The Company has begun negotiations to reduce the collateral the Company must maintain with its credit card processor. There can be no assurance that the Company will be successful with these negotiations. If the Company is not successful in negotiating a reduction in its collateral requirements, then its must continue to deposit cash from ticket sales as collateral to secure the credit card processor. Any cash utilized as collateral would be refunded by the credit card processor when the Company's exposure falls below the then calculated exposure or $6.0 million, whichever is greater. The Company estimates as much as $1.0 million may be required to be deposited with the credit card processor in the second or third quarter of 1998 as collateral unless alternative security arrangements can be negotiated. The Company anticipates that all cash deposited with the credit card processor would be refunded no later than August 1998 when advance ticket sales are expected to decrease and the Company's credit card exposure is estimated to be less than $6.0 million.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through December 1998 will cost approximately $8.9 million, of which $5.6 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. The Company must modify one of its existing aircraft to satisfy the December 31, 1998 Stage-3 noise requirements. The Company believes that through modification of current lease terms, the acquisition of a FAA certified hush kit would be available to allow the Company's fleet to meet Stage-3 noise requirements by December 31, 1998. If the Company is unable to renegotiate one of its leases it would be required to acquire a hush kit at a cost of approximately $1.2 million. The Company expects to expend approximately $1.8 million on various capital expenditures in the next year, which are primarily related to improvements for existing aircraft and improvements to its in-house computer systems. As of March 31, 1998, the Company has entered into a letter of intent to lease one additional Boeing 737-200 aircraft. The Company continues to review its financing alternatives in order to purchase or lease the tenth aircraft under terms that are reasonable to the Company given its financial condition and the fair value of the aircraft. The Company is currently in discussion with certain financial institutions and the aircraft owners to structure a transaction that would be satisfactory to all parties involved. The Company believes that $2.0 - $3.0 million would be necessary to close this transaction in the second quarter of 1998. The Company's cash balance as of May 8, 1998 is not adequate to provide for the necessary estimated deposit requirement of $2.0 - $3.0 million for the tenth aircraft. The Company would have to rely on its principal stockholders to provide for this cash deposit requirement, the receipt of which there can be no assurance. If the Company can not secure a financing arrangement with a substantially lower initial cash requirement by the end of May, it anticipates a tenth aircraft would not be obtainable until the third or fourth quarter of 1998.

     The Company has been generating positive cash flow from operations since late February 1998 and expects to continue to generate sufficient cash to support its operations until the end of the third quarter 1998. The Company plans to implement certain actions designed to achieve long-term profitability. Management's plans to achieve long-term profitability include the reduction of frequency in certain under-performing routes, increased awareness of the Company's participation in the SABRE and Worldspan CRS and anticipated ticketing participation in the Worldspan CRS, increased focus on the price-sensitive business traveler and pricing strategies designed to maximize passenger revenue, passenger yield and cost controls. There can be no assurance that its efforts will be successful.

     Whether or not the Company's strategic plans to achieve long-term profitability are successful, the Company's continued operations are dependent upon the additional financing. Management plans to raise additional capital and secure additional bank financing to fund continued operations in the fourth quarter and expansion. The Company can raise approximately $1.5 million during the second quarter through the sale of additional Preferred Units, as described above. Failure to raise additional funds in the future could result in the Company significantly curtailing or ceasing operations. The Company's ability to raise additional cash through equity or debt financings that may be required to continue operations during the later part of 1998 and will likely be dependent upon the Company's success in implementing actions designed to achieve long-term profitability, as described above, and its ability to operate at profitable levels during the second and third quarters of 1998, as to which there can be no assurance. There can be no assurance that management can provide for the Company's necessary capital requirements or that the principal stockholders will continue to provide cash through the issuance of unsecured demand notes payable, or otherwise.

YEAR 2000 COMPLIANCE

     Management has begun the process to modify the Company's information technology to recognize the year 2000 and has begun converting critical data process systems. The Company's new reservations software installed in the third quarter of 1997 is Year 2000 compliant. In addition, the Company purchased a new revenue management system in February 1998 which also is Year 2000 compliant. The Company believes these two systems are critical data processing systems.

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

     While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business and governmental partners' compliance to some extent.
The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without a material cost. The Company will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the Company's principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. The Company, to date, has yet to report profitable operations during a quarterly reporting period. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of March 31, 1998 had an accumulated deficit of approximately $74.3 million, a stockholders' deficit of approximately $13.5 million and a working capital deficit of approximately $26.0 million. The Company's limited operating history makes the prediction of
future operating results difficult.   There can be no assurance
that the Company will achieve profitability.

     AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES. The airline business is extremely capital intensive, including, but not limited to, lease payment obligations and related maintenance requirements for existing or new aircraft. The Company has not operated profitably during any quarterly reporting period. Consequently, the Company's continued operations have been dependent upon equity and debt financings primarily from principal stockholders. The Company will likely require additional financing, both short term and long term, if it is to maintain operations and is evaluating additional sources of working capital and other financings, but there is no assurance that additional sources of working capital will be available on acceptable terms, or at all. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected. Further, there can be no assurance that the Company's principal stockholders will continue to provide working capital for the Company's operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     INTENSE COMPETITION AND COMPETITIVE REACTION. The Company is subject to intense competition in all of its routes. Under the Deregulation Act, domestic certificated airlines may enter and exit domestic markets and set fares without regulatory approval. All city-pair domestic airline markets, except for those that are slot-controlled, are generally open to any domestic certificated airline. Airlines compete primarily with respect to fares, schedules (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller) and size of aircraft. The Company competes with various other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity and lowered their fares in the market, making it more difficult for the Company to achieve profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations in that market.

     CONSUMER CONCERN ABOUT OPERATING SAFETY OF NEW-ENTRANT
CARRIERS OR TYPE OF AIRCRAFT. Aircraft accidents or other safety-related issues involving any carrier, may have an adverse effect on airline passengers= perceptions regarding the safety of new-entrant, low-fare carriers. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s or other aging aircraft could have a material adverse effect on the Company's business, financial condition and results of operations. For example, on May 10, 1998, the FAA temporarily grounded seven of the Company's nine jet aircraft until electrical wiring in the fuel pumps were inspected and replaced. The Company's aircraft passed the inspections and quickly resumed scheduled operations, however, there can be no assurance that future actions taken by the FAA will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 15% of the Company's operating expenses for the quarter ended March 31, 1998. The Company's average cost per gallon decreased from $0.82 per gallon in the quarter ended March 31, 1997, to $0.64 per gallon in the quarter ended March 31, 1998. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, suppliers will immediately pass through an increase in the cost of jet fuel to the Company. The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of nine aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet  Any interruption of aircraft service as a result of scheduled or unscheduled
maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft has become more competitive than it was at the time of the Company's inception, and there can be no assurance that the Company would be able to lease additional aircraft on satisfactory terms or at the time needed. Although the Company has signed a letter of intent to lease its tenth Boeing 737-200 jet aircraft, the Company has been unable to secure acceptable financing terms and conditions. Consequently, the Company has
terminated its service to New York City   JFK effective June 1,
1998. Further, if the Company is unable to lease additional aircraft that are in compliance with the Stage-3 noise compliance requirements, it may have to make significant capital expenditures to make its aircraft fleet meet such requirements.

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

     The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet meets the current, Stage-3 noise compliance requirements (50% of its fleet Stage-3 compliance). In the future, the Company's aircraft fleet is required to meet the following federal Stage-3 noise compliance deadlines: 75% of its fleet must be Stage-3 compliant by December 31, 1998 and 100% of its fleet must be Stage-3 compliant by December 31, 1999. The Company must modify one of its Stage-2 aircraft to satisfy the 75% 1998 Stage-3 requirements, and, any future airplanes added to the fleet will have to meet Stage-3 requirements.

     The Company has obtained the necessary authority to perform airline operations, including a Certificate of Public Convenience and Necessity issued by the DOT pursuant to 49 U.S.C._ '_41102 and an air carrier operating certificate issued by the FAA under
Part 121 of the Federal Aviation Regulations. The continuation of such authority is subject to continued compliance with applicable rules, regulations and laws pertaining to or affecting the airline industry, including any rules and regulations that may be adopted by the DOT and FAA in the future. No assurance can be given that the Company will be able to continue to comply with all present or future rules, regulations and laws or that such rules, regulations and laws would not materially and adversely affect the Company's business, financial condition and results of operations.

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

     PASSENGER TICKET TAX. The existing ten percent ticket tax was converted on October 1, 1997 to a combination of a reduced percentage tax based on the price of the ticket and a fee assessed for each flight segment. The new legislation reduced the domestic ticket tax from 10% to 9% (decreasing to 8% on October 1, 1998 and to 7.5% on October 1, 1999) and added a new segment tax of $1.00 which increases to $3.00 by the year 2002.
Due to the Company's low fare structure, the combination of a percentage tax and flight segment fee will result in an overall higher tax paid by individuals who purchase tickets on the Company's flights and, consequently, could have a negative impact on the Company's business, financial condition and results of operations if the Company is unable to pass this increased tax burden on to its passengers through increased fares. The Company is unable, however, to predict how the new tax/segment fee will affect demand for the Company's product in the future.

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

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.

          None

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Signature and Title                          Date

\s\ Robert J. Spane                          May 15, 1998
Robert J. Spane, President and
Chief Executive Officer

\s\ William A. Garrett                       May 15, 1998
William A. Garrett, Vice President
- Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)