Form 10-Q
period 1998-06-30
VANGUARD AIRLINES INC \DE\
filed 1998-08-13
CIK 1000578

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q



(Mark One)


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1998


                                OR


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______ TO _______.


Commission File Number 0-27034


                     VANGUARD AIRLINES, INC.
      (Exact name of Registrant as specified in its charter)


          Delaware                           48-1149290
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)       Identification Number)



                         7000 Squibb Road
                           Third Floor
                        Mission, KS  66202
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

                 Yes     X             No ______

     At June 30, 1998, there were 66,876,097 shares of Common
Stock , par value $.001 per share.

PART I. - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                     VANGUARD AIRLINES, INC.
                          BALANCE SHEETS


                                JUNE 30,          DECEMBER 31,
                                  1998                1997

Assets

Current assets:
 Cash and cash equivalents      $ 1,704,155       $ 1,082,712
 Restricted cash                    929,354            ---
 Accounts receivable, less
     allowance of $351,000 at
     June 30, 1998 and $354,000
     at December 31, 1997         2,450,636         2,312,439
 Inventories                      1,042,729           842,620
 Current portion of supplemental
     maintenance deposits         4,860,195         4,546,824
 Prepaid expenses and other
     current assets               1,577,728         1,011,417
Total current assets             12,564,797         9,796,012


Property and equipment, at cost:
 Aircraft improvements and
     leasehold costs              4,645,874         4,611,528
 Reservation system and
     communication equipment      1,870,818         1,844,981
 Other property and equipment     5,633,498         3,695,943
                                  12,150,190       10,152,452
 Less accumulated depreciation
     and amortization            (5,866,844)       (4,667,768)
                                  6,283,346         5,484,684


Other assets:
 Supplemental maintenance
   deposits, less current
   portion                        3,772,105         3,221,875
 Deferred debt issuance costs     1,234,924         2,223,233
 Leased aircraft deposits         2,285,959         2,258,500
 Fuel and security deposits         973,168         1,240,284
 Other                            1,066,986           539,296
                                  9,333,142         9,483,188

Total assets                    $28,181,285       $24,763,884

                     VANGUARD AIRLINES, INC.
                    BALANCE SHEETS (CONTINUED)


                                        June 30,     December 31,
                                         1998            1997

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to related
          parties                  $    ---       $  9,467,741
  Notes payable                        230,112        ---
  Line of credit                     1,900,000        ---
  Accounts payable                   6,228,890       6,095,903
  Accrued expenses                   2,883,904       4,007,363
  Accrued maintenance                6,962,876       6,588,830
  Air traffic liability             10,001,795       5,989,085
Total current liabilities           28,207,577      32,148,922

Line of credit                           ---         1,900,000
Accrued maintenance, less
  current portion                    2,517,724       2,659,396

Commitments

Stockholders' deficit:
  Common stock, $.001 par value:
     Authorized shares -
       200,000,000 (50,000,000
       in 1997)
     Issued and outstanding
       shares - 66,876,097
       in 1998 (45,695,908 in
       1997)                           66,876          45,696
  Preferred stock, $.001
    par value:
     Authorized shares -
       2,000,000 (1,000,000 in
       1997)
     Issued and outstanding
       shares - 302,362
       in 1998 (-0- in 1997)               302          ---
     Liquidation preference -
       $3,023,620 in 1998
  Additional paid-in capital        71,383,607     57,753,488
  Accumulated deficit              (73,960,433)   (69,692,060)
                                    (2,509,648)   (11,892,876)
  Deferred stock compensation          (34,368)       (51,558)
Total stockholders' deficit         (2,544,016)   (11,944,434)
Total liabilities and
  stockholders' deficit            $28,181,285    $24,763,884


See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF OPERATIONS


                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                  JUNE 30,                     JUNE 30,
                         1998               1997        1998             1997

Operating revenues:
 Passenger revenues $23,462,781         $20,416,496    $43,040,555  $40,853,957
 Other                1,961,688           1,236,541      3,627,676    2,291,519
Total operating
  revenues           25,424,469          21,653,037     46,668,231   43,145,476

Operating expenses:
 Flying operations    4,461,886           4,614,371      8,856,556    9,285,360
 Aircraft fuel        3,360,314           4,443,272      7,006,959   10,102,200
 Maintenance          4,770,961           5,281,288      9,145,876    9,950,970
 Passenger service    1,592,793           1,985,808      3,402,490    3,865,752
 Aircraft and traffic
  servicing           4,356,478           4,217,794      9,013,115    8,878,442
 Promotion and sales  4,212,892           5,839,127      8,860,297   11,451,671
 General and
   administrative       994,565           1,327,020      1,975,254    2,564,761
 Depreciation and
   amortization         620,563             492,212      1,133,350    1,012,213
Total operating
   expenses          24,370,452          28,200,892     49,393,897   57,111,369

Operating income
 (loss)               1,054,017          (6,547,855)    (2,725,666) (13,965,893)

Other income (expense):
 Deferred debt issuance
   cost amortization   (581,571)           (461,190)    (1,130,309)    (790,357)
 Interest expense      (168,690)           (181,018)      (445,587)    (387,263)
 Interest income         18,889              17,099         33,189       40,199
Total other expense,
 net                   (731,372)           (625,109)    (1,542,707)  (1,137,421)
Net income (loss)   $   322,645         $(7,172,964)   $(4,268,373)$(15,103,314)

Net income (loss)
  per share-basic   $    0.01           $  (0.53)      $    (0.08)   $   (1.29)

Net income (loss)
 per share-diluted  $    0.00           $  (0.53)      $    (0.08)   $   (1.29)

Weighted average shares used in
per share computation:
 Basic              55,238,672          13,521,579      50,468,002   11,752,477

 Diluted            88,216,820          13,521,579      50,468,002   11,752,477

See accompanying notes.

                     VANGUARD AIRLINES, INC.
                     STATEMENTS OF CASH FLOWS

                     THREE MONTHS ENDED         SIX MONTHS ENDED
                          JUNE 30,                 JUNE 30,
                    1998       1997         1998              1997

OPERATING ACTIVITIES
Net income
 (loss)        $  322,645    $(7,172,964)  $ (4,268,373)  $(15,103,314)
Adjustments to
reconcile net
income (loss)
to net cash
provided by
(used in)
operating
activities:
 Depreciation     300,996        217,321        505,219        423,007
 Amortization     319,567        274,891        628,131        589,206
 Loss on sale
  and disposal
   of property
   and equipment    ---           52,224         ---           108,524
 Compensation related
  to stock options  8,595          8,595         17,190         17,190
 Debt issuance cost
  amortization    581,571        461,190      1,130,309        790,357
 Provision for
  uncollectible
  accounts            522         15,225         25,190         41,661

 Changes in
  operating assets
  and liabilities:
  Restricted cash(929,354)       768,948       (929,354)     1,493,936
 Accounts
   receivable    (426,206)        26,123       (163,387)       713,973
 Inventories      (87,513)        14,310       (200,109)        19,961
 Prepaid expenses
  and other
  current assets  146,510       (218,577)      (566,311)      (445,499)
 Supplemental
  maintenance
  deposits         (1,744)    (1,117,414)      (863,601)    (2,438,454)
 Accounts
  payable        (272,979)     1,269,116        132,987      4,236,392
 Accrued
  expenses        259,926        191,647         (2,693)      (288,068)
 Accrued
  maintenance     149,180        411,373        232,374        694,502
 Air traffic
  liability     1,364,853     (1,084,920)     4,012,710       (201,331)
 Deposits and
  other           283,186         79,622       (288,033)      (315,355)

Net cash
provided by
(used in) operating
activities      2,019,755     (5,803,290)      (597,751)   (9,663,312)

INVESTING ACTIVITIES
Purchases of
 property and
 equipment     (1,449,130)    (283,674)      (1,932,012)     (604,953)

FINANCING ACTIVITIES
Proceeds from
 line of credit
 borrowings        ---            ---         1,900,000     2,275,000
Principal payments
 on line of credit   ---          ---        (1,900,000)   (5,000,000)
Proceeds from
 issuance of notes
 payable to
 related parties     ---     5,523,816        3,000,000    13,023,816
Proceeds from
 issuance of notes
 payable          275,000       ---             275,000          ---
Principal payments
 on notes payable (44,888)      ---             (44,888)         ---
Proceeds from sale
 of common stock,
 net of offering
 costs               ---       235,000          ---          235,000
Proceeds from
 exercise of
 stock options     22,229       10,369           22,967       10,645
Payment of
 preferred stock
 offering costs   (30,169)        ---         (101,873)           ---
Principal payments
 on capital lease
 obligations          ---      (46,335)          ---         (91,207)
Net cash provided
 by financing
 activities       222,172    5,722,850       3,151,206    10,453,254

Net increase
 (decrease) in
 cash and cash
 equivalents      792,797     (364,114)        621,443       184,989
Cash and cash
 equivalents
 at beginning of
 period           911,358       951,186      1,082,712       402,083
Cash and cash
 equivalents at
 end of period $1,704,155    $  587,072     $1,704,155    $  587,072

                     VANGUARD AIRLINES, INC.
               STATEMENTS OF CASH FLOWS (CONTINUED)


                     THREE MONTHS ENDED           SIX MONTHS ENDED
                           JUNE 30,                   JUNE 30,
                      1998          1997           1998       1997

SUPPLEMENTAL
DISCLOSURES
OF CASH FLOW
INFORMATION:

Cash paid during
 the period for
 interest        $    43,564  $    36,794 $   101,435     $    96,267

SUPPLEMENTAL SCHEDULE
OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Aircraft leasehold
 costs associated
 with accrued
 maintenance     $  ---       $    278,000 $     ---      $   278,000
Conversion of
 notes payable
 to related parties
 and accrued interest
 to preferred stock $   ---   $       ---  $ 3,023,620    $      ---
Conversion of notes
 payable to related
 parties and accrued
 interest to common
 stock           $10,564,887  $10,000,000  $10,564,887     $10,000,000
Deferred debt
 issuance costs
 recorded in
 conjunction with
 warrants issued $   106,000  $   714,000 $   142,000     $ 3,714,000

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

     The balance sheet as of June 30, 1998, the statements of operations for the three and six months ended June 30, 1998 and 1997, and the statements of cash flows for the three and six months ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three or six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During March 1998 and during the three months ended June 30, 1998, the Company was profitable and generated positive cash flows from operations. Management anticipates the Company will operate at profitable levels for the three months ending September 30, 1998. The Company has a working capital deficit; however, management believes that cash generated from operations as of June 30, 1998 together with cash the Company will receive in August 1998 from the anticipated exercise of warrants (See
Note 5) will provide the necessary working capital for operations through July 1, 1999. If the Company expands its operations or is faced with an unexpected change in its operating environment, the Company may require additional working capital. There can be no assurance that additional sources of working capital will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of the uncertainty that the Company will not continue as a going concern.

     Management's plans include raising additional capital to fund anticipated expansion in the next year. Management's plans continue to include actions designed to achieve long-term profitability, such as the continued review of competitive conditions in existing markets, expansion into new markets, pricing strategies to maximize passenger revenue and implementation of cost controls. During 1997, the Company did not generate sufficient passenger revenue to provide for its operational cash needs. As a result, in the third and fourth quarters of 1997, the Company completed a route restructuring. This route restructuring continued to build on the Company's strategy of providing travel alternatives for price-sensitive business and leisure travelers between major metropolitan markets. As discussed in Notes 4 and 5, the Company received $3,000,000 in bridge financing from two principal stockholders in the form of convertible promissory notes in connection with the Company's $3,000,000 offering of Series A Convertible Preferred Stock in March 1998. The convertible promissory notes were converted to Series A Convertible Preferred Stock on March 20, 1998, as described in Notes 4 and 5. The Company anticipates generating positive cash flow from operations during the third quarter of 1998. The Company anticipates closing on a warrant conversion totaling approximately $5,000,000 million in August 1998 (see Note 5). The Company's ability to raise additional cash through equity or debt financings that may be required to fund expansion during 1998 will be greatly dependent on the Company's ability to operate profitably during the third quarter of 1998. There can be no assurance that the Company can continue to achieve positive cash flows or operating profits.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting, Standards (SFAS) No. 130,"Reporting, Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income (losses) and its components in the Company's financial statements. The Company does not have any material other comprehensive income as defined by SFAS No. 130 at June 30, 1998 or for the three and six month periods then ended.

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

3.   EARNINGS PER SHARE

     The following table sets forth the computation of the adjusted weighted average shares and assumed conversions used in the calculation of diluted earnings per share for the three months ended June 30, 1998:

Numerator:
  Numerator for basic earnings per share-
     income available to common stockholders         $    322,645
    Effect for dilutive securities - 8.0% interest
     on convertible demand notes payable                  108,916
    Numerator for diluted earnings per share-
     income available to common stockholders
     after assumed conversions                       $    431,561

Denominator:
  Denominator for basic earnings
     per share-weighted
     average shares                     55,238,672
  Effect of dilutive securities:
     Employee stock options              4,146,701
     Warrants                           11,174,317
     Convertible demand notes payable   11,609,890
     Convertible preferred stock         6,047,240
  Dilutive potential common shares      32,978,148
  Denominator for diluted earnings
     per share-adjusted weighted-
     average shares and assumed
     conversions                        88,216,820

     For the three and six months ended June 30, 1998 and 1997, the computation of basic earnings per share was based on the weighted average number of outstanding common shares. For the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997, the computation of diluted net loss per share was also based on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share as their effect was antidilutive.

4.   NOTES PAYABLE TO RELATED PARTIES

     In the three months ended March 31, 1998, the Company entered into a bridge financing arrangement whereby unsecured convertible demand notes payable totaling $3,000,000 were issued to certain principal stockholders of the Company with interest payable on demand at a rate of 9.0%. The Company converted the unsecured demand notes plus accrued interest totaling $3,024,000 to Series A Convertible Preferred Stock, as described in Note 5. In addition, on March 20, 1998, the Company entered into a Note Exchange Agreement whereby the principal stockholders holding notes payable of $9,468,000 exchanged their existing unsecured demand notes payable, and all accrued unpaid interest, for new unsecured convertible demand notes payable (the "Convertible Notes"). The remaining terms of the Convertible Notes remained unchanged. In May 1998, the Company converted the Convertible Notes plus accrued interest totaling $10,544,000 to common stock at a rate of $0.50 per share, as described in Note 5.

5.   STOCKHOLDERS' EQUITY

     On March 20, 1998, the Company completed a private sale of 302,362 units of securities, each unit consisting of one share of Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), and a Common Stock purchase warrant. The Company sold each unit for $10.00. In conjunction therewith, the Company converted $3,024,000 of outstanding principal and interest on the bridge financing notes payable, described in Note 4, to Series A Preferred Stock under the terms of the agreement. Each warrant in the unit entitles the holder to purchase 40 shares of Common Stock at an exercise price of $0.55 per share. The warrants expire on March 20, 2005. On August 6, 1998, the Company received from two principal stockholders a notice of intention to net exercise warrants representing rights to purchase 6,000,000 shares of Common Stock that were sold in the Series A Preferred Stock unit offering.
The Company will issue 4,035,714 shares of Common Stock in connection with this net exercise, as defined in the warrant agreement.

     The Series A Preferred Stock is not redeemable and pays dividends at an annual rate of $0.80 per share only when, and if, declared by the Company's Board of Directors. No dividends have been declared by the Board of Directors as of June 30, 1998. The liquidation preference of each share of Series A Preferred Stock is $10 plus any accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock (subject to certain antidilution adjustments) at any time commencing on September 20, 1998, and holders of the Series A Preferred Stock are entitled to voting rights determined on an as-converted basis.

     On May 15, 1998, the Company held its annual meeting of stockholders whereby the stockholders approved, among other things, an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company's Common Stock from 50,000,000 to 200,000,000 shares and Preferred Stock from 1,000,000 to 2,000,000. Effective with the increase in the authorized capital stock, the Convertible Notes described in Note 4 automatically converted, at $0.50 per share, to an equivalent number of shares of Common Stock. The Company issued 21,129,770 shares of Common Stock on May 20, 1998 in connection with this transaction.


     On July 2, 1998, the Company notified certain principal stockholders of its intention to redeem10,300,000 outstanding warrants that were issued in conjunction with the Company's April 1997 private unit offering. Each warrant issued in connection with the private offering entitles the holder to purchase one share of the Company's Common Stock for $0.50 per share. If the warrant holder elects not to exercise, the Company may redeem the warrants for $0.05 per warrant. The Company anticipates receiving proceeds of approximately $5,000,000 in August 1998 from warrant holders electing to exercise their warrants.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS
REPORT OF FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT
INVOLVE RISKS AND UNCERTAINTIES AND INFORMATION THAT IS BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND
INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ESTIMATE," "ANTICIPATE," "PROJECT" AND
SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE
NOT LIMITED TO, AVAILABILITY OF WORKING CAPITAL AND FUTURE
FINANCING RESOURCES, GENERAL ECONOMIC CONDITIONS, THE COST OF JET FUEL, THE OCCURRENCE OF EVENTS INVOLVING OTHER LOW-FARE CARRIERS,
THE CURRENT LIMITED SUPPLY OF BOEING 737 JET AIRCRAFT AND THE
HIGHER LEASE COSTS ASSOCIATED WITH SUCH AIRCRAFT, POTENTIAL
CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND
ACTIONS TAKEN BY OTHER AIRLINES PARTICULARLY WITH RESPECT TO SCHEDULING AND PRICE IN THE COMPANY'S CURRENT OR FUTURE ROUTES.
FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

COMPANY

     The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient scheduled jet service to attractive destinations in established markets in the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737-200 jet aircraft operating two daily flights each way between Kansas City and Denver and two daily flights each way between Denver and Salt Lake City. The Company currently operates nine leased Boeing 737-200 jet aircraft. The Company's schedule provides an average of 58 daily weekday flights serving Kansas City, Atlanta, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh and Myrtle Beach. Effective May 12, 1998, the Company terminated its daily non-stop flights between Kansas City and New York City-JFK. On May 21, 1998, the Company initiated service from Atlanta to Myrtle Beach, South Carolina. On June 15, 1998 the Company terminated its daily non-stop flights between Pittsburgh and New York City-JFK. The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. There can be no assurance that the Company will be able to secure adequate financing arrangements for the lease or purchase of additional aircraft. The Company also provides limited charter services.

     The Company has experienced significant growth since the commencement of operations in December 1994, and has achieved operating revenues of $36.2 million for the year ended December 31, 1995, $68.6 million for the year ended December 31, 1996 and $81.4 million for the year ended December 31, 1997. For the three months ended June 30, 1998, the Company achieved its first profitable quarter reporting operating income of $1.1 million and net income of $323,000.

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

     The primary factors expected to affect the Company's future operating revenues are the Company's ability to offer and maintain competitive fares, the reaction of existing competitors to the continuation or commencement of operations by the Company in a particular market (including changes in their fare structure, aircraft type and schedule), the possible entry of other low-fare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-fare carriers, passengers' perceptions regarding the safety of low-fare carriers, general economic conditions and seasonality factors. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided, rent for gates and other facilities, and marketing and advertising expenses. The Company has a limited history of operations and, since its inception on April 25, 1994, has experienced significant losses. As of June 30, 1998, the Company had an accumulated deficit of $74.0 million and stockholders' deficit of $2.5 million. As disclosed in the financial statements, the Company had net income of $323,000 and net cash flows provided by operating activities amounting to $2.0 million for the three months ended June 30, 1998. Prior to the three months ended June 30, 1998, the Company consistently generated quarterly losses from operations and negative cash flows from operations. At June 30, 1998, current liabilities exceeded current assets by $15.6 million. As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to accurately predict the future operating results of the Company.

     The Company has generated positive cash flow from operations from March 1998 through June 1998 and anticipates generating positive cash flows from operations through the third quarter 1998. The Company anticipates receiving proceeds of approximately $5.0 million in August 1998 from the exercise of warrants. Management believes that cash generated from operations together with cash the Company will receive in August 1998 from the warrant exercise will provide the necessary working capital for operations through July 1999. The Company is exploring options to raise additional capital to fund anticipated expansion of operations. There can be no assurance the Company will be successful in expanding operations or raising additional capital that may be needed for this purpose.

OVERVIEW

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1997

     OPERATING REVENUES

     Total operating revenues increased 17% from $21.7 million for the quarter ended June 30, 1997 to $25.4 million for the quarter ended June 30, 1998. This increase was primarily attributable to an increase in the number of passengers and passenger yield offset by a slight decrease in the number of daily flights. During the quarter ended June 30, 1997, the Company averaged 51 flights per day that decreased to 50 flights per day during the quarter ended June 30, 1998. The number of passengers increased 6% from 345,810 in the quarter ended June 30, 1997 to 367,332 in the quarter ended June 30, 1998 and passenger yield per RPM increased 38% from 10.0 cents in the quarter ended June 30, 1997 to 13.8 cents in the quarter ended June 30, 1998. The increases were realized despite a decrease in both ASMs and RPMs in the second quarter of 1998 compared to 1997. The Company began flying a new route structure on December 21, 1996, which included the initiation of services from Kansas City to Atlanta, Ft. Myers, Las Vegas, Miami, Orlando and Tampa/St. Petersburg as well as non-stop service between Chicago-Midway and Kansas City. This route restructuring refocused the Company's strategy by creating a hub in Kansas City. The increases in ASMs and RPMs in the second quarter of 1997 that resulted from the December 1996 schedule change were not consistent with the second quarter of 1998 as a schedule change in September 1997 reduced or eliminated service in a number of these cities. The Company discontinued round trip service from Kansas City to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg, while adding round trip service from Kansas City to New York-JFK in September 1997 and round trip service from Chicago-Midway and New York City-JFK to Pittsburgh in December 1997. As a result, ASMs decreased 25%, from 335 million during the quarter ended June 30, 1997 to 251 million during the quarter ended June 30, 1998. RPMs decreased 17%, from 205 million during the quarter ended June 30, 1997 to 170 million during the quarter ended June 30, 1998. The decreases were primarily attributable to the decrease in the number of daily flights, the reduction of available seats on flights from 128 to 122 and the reduction of destinations with greater flight
lengths.   Conversely, load factor increased from 61% for the
quarter ended June 30, 1997 to 68% for the quarter ended June 30, 1998. This increase was primarily the result of a 25% decrease in capacity but only a 17% decrease in the RPMs in the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

     Passenger yield per RPM increased 38% from 10.0 cents in the quarter ended June 30, 1997 to 13.8 cents in the quarter ended
June 30, 1998. The Company initially discounted fares to stimulate travel in a number of the new markets that were introduced in conjunction with the Company's major route restructuring in December 1996. In addition, with the initiation of the December 1996 route structure, the Company's average stage length increased to 591 miles during the quarter ended June 30, 1997. In September 1997, the Company terminated service to a number of long-haul markets in conjunction with the Company's September 1997 schedule change and terminated service from Kansas City to San Francisco in January 1998 and service from Kansas
City to New York City-JFK in May 1998. As a result, its average stage length decreased to 462 miles in the quarter ended June 30, 1998. In order to increase fares and passenger yield effectively, the Company focused on improving its product beginning in September 1997. The Company's strategic plan to improve its product includes the delivery of a reliable product with a number of amenities found on larger, better-known airlines that specifically cater to price-sensitive business travelers.
Those amenities include assigned seating, refundable tickets, greater legroom, fixed ticket pricing under the Road Warrior sm
Class and greater frequencies between city pairs. The Company believes it has improved its brand awareness in each of its markets through its direct advertising program that was modified in August 1997. The Company's implementation of its strategic plan showed positive results in the second quarter of 1998 with passenger yield increasing to 13.8 cents. The Company anticipates the passenger yield will continue to rise in the third quarter of 1998 as the Company continues to carry out its strategic plan. The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness and continues to improve its service and reliability.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 180 days (90 days prior to March 24, 1997) after the flight date, the customer may use the value of the unused reservation, subject to certain restrictions, for transportation, less a $50 service charge. These service charges were $915,000 (approximately 4% of total operating revenues) and $1.6 million (approximately 6% of operating revenues) in the quarters ended June 30, 1997 and 1998, respectively. The increase is attributable to the increase in passengers subject to the service charge and the enforcement of the Company's policy to charge a service fee, when applicable.

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

                             Three months ended June 30,
                                1997             1998


                      Percent of    Cents      Percent of   Cents
                      Revenues      Per ASM    Revenues     Per ASM

Total operating
   revenues           100.0 %   6.47 cents  100.0 % 10.14  cents
Operating expenses:
  Flying operations    21.3 %   1.38 cents  17.6 %  1.78  cents
  Aircraft fuel        20.5     1.33        13.2    1.34
  Maintenance          24.4     1.58        18.8    1.89
  Passenger service     9.2     0.59         6.3    0.64
  Aircraft and traffic
   servicing           19.5     1.26        17.1    1.74
  Promotion and sales  27.0     1.74        16.6    1.68
  General
    administration      6.1     0.40         3.9    0.40
  Depreciation and
   amortization         2.2     0.14         2.4    0.25
Total operating
  expenses            130.2     8.42        95.9    9.72
Total other expense,
  net                   2.9     0.19         2.8     0.29
Net income (loss)     (33.1) % (2.14)cents   1.3 %   0.13 cents

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses decreased 3% from $4.6 million (approximately 21% of operating revenues) for the quarter ended June 30, 1997 to $4.5 million
(approximately 18% of operating revenues) for the quarter ended
June 30, 1998. In the second quarter of 1997, the Company leased two Boeing 737-300 jet aircraft that were newer, more advanced aircraft and had a larger capacity and substantially higher lease and insurance costs. The decrease in flying operation expenses in the second quarter of 1998 was primarily the result of the return of these two Boeing 737-300 jet aircraft to the lessor in May and July 1997. These decreases were offset by an increase in pilot wages per hour that resulted in pilot wages remaining consistent in the second quarter of 1998 as compared to 1997 despite an 8% decrease in block hours flown in the two periods.
Flight operations expense increased on a cents per ASM basis from
1.38 cents for the quarter ended June 30, 1997 to 1.78 cents for the quarter ended June 30, 1998. This increase resulted because the base rent on the Company's fleet was spread over 25% fewer
ASMs, without a material change in the number of aircraft in the Company's fleet.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses decreased 24% from $4.4 million (approximately 21% of operating revenues) for the quarter ended June 30, 1997 to $3.4 million (approximately 13% of operating revenues) for the quarter ended June 30, 1998. Lower fuel expense is directly related to the decrease in block hours flown by the Company as well as a decrease in cost per gallon in the quarter ended June 30, 1998 versus 1997. Fuel cost per block hour decreased $106 or 18% from $603 in the quarter ended June 30, 1997 to $497 in the quarter ended June 30, 1998, primarily due to a decrease in average fuel price per gallon offset by an increase of into-plane costs. Specifically, the average price decreased from $0.70 per gallon (including taxes and into-plane costs) in the quarter ended June 30, 1997 to $0.59 per gallon (including taxes and into-plane costs) in the quarter ended June 30, 1998, a 16% decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses decreased 10% from $5.3 million (approximately 24% of operating revenues) for the quarter ended June 30, 1997 to $4.8 million (approximately 19% of operating revenues) for the quarter ended June 30, 1998. This decrease was primarily the result of the 8% decrease in block hours flown.
The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents are variable based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from 1.58 cents for the quarter ended June 30, 1997 to 1.89 cents for the quarter ended June 30, 1998. This increase in cents per ASM resulted because the fixed costs of the Company's maintenance efforts were spread over 25% fewer ASMs without a material change in the number of aircraft in the Company's fleet.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses decreased 20% from $2.0 million (approximately 9% of operating revenues) for the quarter ended June 30, 1997 to $1.6 million (approximately 6% of operating revenues) for the quarter ended June 30, 1998. The Company significantly reduced its inconvenienced passenger charges during the second quarter of 1998 as a result of the Company's strategy to deliver a more reliable product to its customers. In addition, the decrease was attributable to a reduction in flight attendant wages that resulted from a 2% decrease in the number of departures and an 8% decrease in block hours flown in the second quarter of 1998 as compared to 1997, offset by an increase in the hourly flight attendant pay rate. Finally, the Company realized a cost savings from the reduction in the Company's passenger liability insurance rates.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 3% from $4.2 million (approximately 20% of operating revenues) for the quarter ended June 30, 1997 to $4.4 million (approximately 17% of operating revenues) for the quarter ended
June 30, 1998.   The Company experienced decreases in station
ground handling expenses, station salaries and landing fees that correspond to the decrease in the number of cities served and the number of departures in the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Departures decreased 2% from 4,656 during the quarter ended June 30, 1997 to 4,572 during the quarter ended June 30, 1998. These decreases were offset, however, by increases in station rent, employee salaries and benefits related to the Company's dispatch, scheduling, station management and system control departments in the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Aircraft and traffic servicing expenses increased on a cents per ASM basis from 1.26 cents for the quarter ended June 30, 1997 to 1.74 cents for the quarter ended June 30, 1998 as a result of the fixed costs of the Company's aircraft and traffic servicing functions were spread over 25% fewer ASMs.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses decreased 28% from $5.8 million (approximately 27% of operating revenues) in the quarter ended June 30, 1997 to $4.2 million (approximately 17% of operating revenues) in the quarter ended June 30, 1998. This decrease was primarily the result of the decrease in the number of cities served and the dollars that were spent on direct advertising of $1.3 million and $2.1 million in the second quarter of 1998 as compared to 1997, respectively. The Company incurred significant increases in promotion and sales expenses in early 1997 to promote its major route restructuring implemented in December 1996 which created a hub in Kansas City. It is the Company's practice to increase advertising when new cities are introduced in order to create brand awareness. The Company continues to rely on its direct advertising methods to attract its passengers and therefore, continues to incur significant advertising expenses in each month and with each of its schedule changes. The average promotion and sales cost per passenger decreased $5.42 or 32% from $16.89 in the quarter ended June 30, 1997 to $11.47 in the quarter ended June 30, 1998 mainly as a result of the reduction in dollars spent on direct advertising expenses. Promotion and sales expenses decreased on a cents per ASM basis from 1.74 cents for the quarter ended June 30, 1997 to
1.68 cents for the quarter ended June 30, 1998.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative decreased 25% from $1.3 million (approximately 6% of operating revenues) in the quarter ended June 30, 1997 to $1.0 million (approximately 4% of operating revenues) in the quarter ended June 30, 1998. The decrease in general and administrative expenses in the second quarter of 1998 as compared to 1997 is the result of decreases in general liability insurance, property tax, a reduction in accounting staff salaries and office rent.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment and leasehold improvements, but does not include any amortization of startup and route development costs as all of these costs are expensed as incurred. Depreciation and amortization expenses increased 26% from $492,000 (approximately 2% of operating revenues) in the quarter ended June 30, 1997 to $621,000 (approximately 2% of operating revenues) in the quarter ended June 30, 1998. The increase in depreciation expense is the result of the increase in depreciable assets of approximately $2.0 million since December 31, 1997.

     Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit issued on behalf of its credit card processor and the bank line of credit agreements, each executed in 1997, the Company issued certain stockholders warrants to purchase shares of common stock at exercise prices of $l.00 and $1.94 per share. Warrants vest quarterly in amounts dependent on the Company's exposure under the letter and line of credit, as defined in the respective agreements. Accordingly, the estimated fair value of the warrants issued each quarter related to the agreements is recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense decreased during the quarter ended June 30, 1998, as a result of decreased borrowings against the line of credit and the conversion of demand notes payable to related parties to common stock during the quarter ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1997

     OPERATING REVENUES

     Total operating revenues increased 8% from $43.1 million for the six months ended June 30, 1997 to $46.7 million for the six months ended June 30, 1998. This increase was primarily attributable to increases in passenger yield and load factor offset by decreases in passengers and the number of daily flights. During the six months ended June 30, 1997, the Company averaged 54 flights per day that decreased to 50 flights per day during the six months ended June 30, 1998. The number of passengers decreased 1% from 721,019 in the six months ended June 30, 1997 to 713,482 in the six months ended June 30, 1998. Decreases were also experienced in both ASMs and RPMs in the six months ended June 30, 1998 compared to the same period in 1997. As a result of the changes in the flight schedule previously described under Operating Revenues in the three months ended June 30, 1998 compared to the three months ended June 30, 1997, ASMs decreased 29%, from 715 million during the six months ended June 30, 1997 to 508 million during the six months ended June 30, 1998. RPMs decreased 22%, from 430 million during the six months ended June 30, 1997 to 337 million during the six months ended June 30, 1998. The decreases were primarily attributable to the decrease in the number of daily flights, the reduction of available seats on flights from 128 to 122 and the reduction of
destinations with greater flight lengths.   Conversely, load
factor increased from 60% for the six months ended June 30, 1997 to 66% for the six months ended June 30, 1998. This increase was primarily the result of a 29% decrease in capacity but only a 22% decrease in the RPMs in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

     Passenger yield per RPM increased 34% from 9.5 cents in the six months ended June 30, 1997 to 12.8 cents in the six months ended June 30, 1998. The Company's implementation of its strategic plan, as previously described, showed positive results in the six months ended June 30, 1998 resulting in the increased passenger yield. The Company anticipates the passenger yield will continue to rise in the third quarter of 1998 as the Company continues to carry out its strategic plan. The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness and continues to improve its service and reliability.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 180 days (90 days prior to March 24, 1997) after the flight date, the customer may use the value of the unused reservation, subject to certain restrictions, for transportation, less a $50 service charge. These service charges were $1.7 million (approximately 4% of total operating revenues) and $3.0 million (approximately 6% of operating revenues) in the quarters ended June 30, 1997 and 1998, respectively. The increase is attributable to reasons consistent with those described previously in the second quarter 1998 versus 1997 comparison.

     OPERATING EXPENSES

     The following table sets forth the percentage of total operating revenues represented by these expense categories:

                              Six months ended June 30,
                              1997               1998

                      Percent of    Cents      Percent of   Cents
                      Revenues      Per ASM    Revenues     Per ASM


Total operating
  revenues            100.0 %     6.05 cents     100.0 %     9.19 cents
Operating expenses:
  Flying operations    21.5 %     1.30 cents      19.0 %     1.74  cents
  Aircraft fuel        23.4       1.42            15.0       1.38
  Maintenance          23.1       1.40            19.6       1.80
  Passenger service     9.0       0.54             7.3       0.67
  Aircraft and traffic
   servicing           20.6       1.24            19.3       1.78
  Promotion and sales  26.5       1.60            19.0       1.74
  General
    administration      5.9       0.36             4.2       0.39
  Depreciation and
   amortization         2.4       0.14             2.4       0.22
Total operating
  expenses            132.4       8.00           105.8       9.72
Total other expense,
  net                   2.6       0.16             3.3       0.31
Net loss              (35.0) %   (2.11)cents      (9.1) %   (0.84) cents

     Flying operations expenses decreased 5% from $9.3 million (approximately 22% of operating revenues) for the six months ended June 30, 1997 to $8.9 million (approximately 19% of operating revenues) for the six months ended June 30, 1998. In the six months ended June 30, 1997, the Company leased two Boeing 737-300 jet aircraft that were newer, more advanced aircraft and had a larger capacity and substantially higher lease and insurance costs. The decrease in flying operation expenses in the six months ended June 30, 1998 was primarily the result of the return of these two Boeing 737-300 jet aircraft to the lessor in May and July 1997. The decrease was also attributable to the decrease in block hours in the six months ended June 30, 1998 as compared to 1997. As a result of the September 1997 schedule change, block hours decreased 13% from 15,676 hours in the six months ended June 30, 1997 to 13,705 in the six months ended June 30, 1998. In addition, the Company was successful in negotiating more favorable hull insurance rates on its fleet in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. These decreases were offset by a pilot wage increase that resulted in pilot wages remaining consistent in the six months ended June 30, 1998 as compared to 1997 despite a 13% decrease in block hours flown in the two periods. Flight operations expense increased on a cents per ASM basis from 1.30 cents for the six months ended June 30, 1997 to 1.74 cents for the six months ended June 30, 1998. This increase resulted because the base rent on the Company's fleet was spread over 29% fewer ASMs, without a material change in the Company's fleet.

     Aircraft fuel expenses decreased 31% from $10.1 million (approximately 23% of operating revenues) for the six months ended June 30, 1997 to $7.0 million (approximately 15% of operating revenues) for the six months ended June 30, 1998.
Lower fuel expense is directly related to the decrease in block hours flown by the Company as well as a decrease in cost per gallon in the six months ended June 30, 1998 versus 1997. Fuel cost per block hour decreased $133 or 21% from $644 in the six months ended June 30, 1997 to $511 in the six months ended June 30, 1998 primarily due to a decrease in average fuel price per gallon offset by an increase of into-plane costs. Specifically, the average price decreased from $0.76 per gallon (including taxes and into plane costs) in the six months ended June 30, 1997 to $0.61 per gallon (including taxes and into-plane costs) in the six months ended June 30, 1998, a 20% decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses decreased 8% from $10.0 million (approximately 23% of operating revenues) for the six months ended June 30, 1997 to $9.1 million (approximately 20 % of operating revenues) for the six months ended June 30, 1998. This decrease was primarily the result of the 13% decrease in block hours flown. Maintenance expenses did not decrease in direct proportion to the decrease in block hours flown due to additional costs incurred related to engine, airframe and landing gear major maintenance that caused the Company to accrue the next scheduled engine, airframe and landing gear major maintenance visits at rates higher in the six months ended June 30, 1998 than those used in the same period in 1997. During 1997 the Company incurred charges related to certain scheduled major maintenance overhauls that were in excess of what traditionally had been accrued by the Company for major scheduled airframe, engine and landing gear maintenance checks. The Company attributed the increase in costs associated with major scheduled airframe, engine and landing gear maintenance checks to the following: a change in the vendors providing the major scheduled overhaul services, the lack of available overhauled/used engine and landing gear replacement parts, and the provision for non-routine airframe repairs not normally experienced during major scheduled airframe overhauls. In the second quarter of 1997 the Company increased the monthly maintenance provisions for major scheduled maintenance checks. The Company deposits funds with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. The costs of routine maintenance expensed during the six months ended June 30, 1998 also increased as compared to the same period in 1997. Additionally, the Company significantly increased the capacity of its in-house maintenance department during the first and second quarters of 1997. The Company's maintenance administration function expanded to insure compliance with all FAA and DOT regulations and requirements. The Company also increased line maintenance personnel including the introduction of maintenance operations at the Chicago-Midway, Pittsburgh and Minneapolis/St. Paul airports. Maintenance expenses increased on a cents per ASM basis from 1.40 cents for the six months ended June 30, 1997 to
1.80 cents for the six months ended June 30, 1998. This increase in cents per ASM resulted because the fixed costs of the Company's maintenance efforts were spread over 29% fewer ASMs without a material change in the Company's fleet.

     Passenger service expenses decreased 12% from $3.9 million (approximately 9% of operating revenues) for the six months ended June 30, 1997 to $3.4 million (approximately 7% of operating revenues) for the six months ended June 30, 1998. The Company significantly reduced its inconvenienced passenger costs as a result of the Company's strategy to deliver a more reliable product to its customers. In addition, this decrease was attributable to an 8% decrease in the number of departures and a 13% decrease in block hours flown in the six months ended June 30, 1998 as compared to 1997 as well as cost savings from the reduction in the Company's passenger liability insurance rates.

     Aircraft and traffic servicing expenses increased 2% from $8.9 million (approximately 21% of operating revenues) for the six months ended June 30, 1997 to $9.0 million (approximately 19% of operating revenues) for the six months ended June 30, 1998. The Company experienced decreases in station ground handling expenses, station salaries and landing fees that correspond to the decrease in the number of cities served and the number of departures in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Departures decreased 8% from 9,838 during the six months ended June 30, 1997 to 9,055 during the six months ended June 30, 1998. These decreases were offset, however, by increases in station rent, salaries and benefits related to the Company's dispatch, scheduling, station management and system control departments in the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Aircraft and traffic servicing expenses increased on a cents per ASM basis from 1.24 cents for the six months ended June 30, 1997 to 1.78 cents for the six months ended June 30, 1998. This increase in cents per ASM resulted because the fixed costs of the Company's aircraft and traffic servicing functions were spread over 29% fewer ASMs.

     Promotion and sales expenses decreased 23% from $11.5 million (approximately 27% of operating revenues) in the six months ended June 30, 1997 to $8.9 million (approximately 19% of operating revenues) in the six months ended June 30, 1998. This decrease was primarily the result of the decrease in the number of cities served and the dollars that were spent on direct advertising in the six months ended June 30, 1998 as compared to 1997. During the six months ended June 30, 1998, the Company incurred direct advertising of $2.9 million versus $4.2 million in the same period of 1997. The Company continues to rely on its direct advertising methods to attract its passengers and therefore continues to incur significant advertising expenses in each month and with each of its schedule changes. The average promotion and sales cost per passenger decreased $3.46 or 22% from $15.88 in the six months ended June 30, 1997 to $12.42 in the six months ended June 30, 1998. Promotion and sales expenses increased on a cents per ASM basis from 1.60 cents for the six months ended June 30, 1997 to 1.74 cents for the six months ended June 30, 1998. This increase in cents per ASM resulted because the fixed costs of the Company's promotion and sales functions were spread over 29% fewer ASMs.

     General and administrative decreased 23% from $2.6 million (approximately 6% of operating revenues) in the six months ended June 30, 1997 to $2.0 million (approximately 4% of operating revenues) in the six months ended June 30, 1998. The decrease in general and administrative expenses in the six months ended June 30, 1998 as compared to 1997 is the result of decreases in general liability insurance, property tax, accounting staff salaries and office rent.

     Depreciation and amortization expenses increased 12% from $1.0 million (approximately 2% of operating revenues) in the six months ended June 30, 1997 to $1.1 million (approximately 2% of operating revenues) in the six months ended June 30, 1998 due to the increase in depreciable assets since December 31, 1997.

     Other expense, net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit issued on behalf of its credit card processor and the bank line of credit agreements, each executed in 1997, the Company issued certain stockholders warrants to purchase shares of common stock at exercise prices of $l.00 and $1.94 per share. Warrants vest quarterly in amounts dependent on the Company's exposure under the letter and line of credit, as defined in the respective agreements. Accordingly, the estimated fair value of the warrants issued each quarter related to the agreements is recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense increased during the six months ended June 30, 1998, as a result of the addition of demand notes payable to related parties in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, proceeds from its initial public offering of Common Stock, proceeds from its public rights offering and the issuance of debt primarily to its principal stockholders. As of August 10, 1998, the Company has received net proceeds from the sale of its equity securities in the aggregate amount of $65.2 million.

     On January 30, 1998, the Company borrowed $1.9 million under a credit agreement that expires on January 30, 1999 with INTRUST Bank, NA (Wichita, Kansas). The Company used the proceeds to repay the amount outstanding under the Commerce Bank, NA line of credit that matured on January 30, 1998. The line of credit is guaranteed by certain stockholders. In consideration for the guarantees, in January 1997, the Company granted the guarantors warrants to purchase shares of the Company's Common Stock. There can be no assurance that a replacement $1.9 million line of credit will be available on acceptable terms, if at all, prior to its maturity. Currently, the Company is exploring options to raise additional capital whereby a portion of the proceeds would be utilized to pay the $1.9 million outstanding under the line of credit. There can be no assurance that the Company will raise additional capital prior to the maturity of the line of credit. In the event that the Company is unable to replace or extend the line of credit prior to January 30, 1999, the Company would be required to utilize available cash balances, which may materially and adversely affect the Company's then current cash position.

     On March 20, 1998, the Company entered into a Note Exchange Agreement whereby the principal stockholders holding demand notes of $9.5 million agreed to exchange demand notes and all accrued unpaid interest for Convertible Notes. On May 20, 1998, the Company converted all outstanding convertible demand notes plus accrued interest totaling approximately $10.6 million to Common Stock at a rate of $0.50 per share.

     In the quarter ended March 31, 1998, the Company entered into a bridge financing arrangement whereby additional unsecured promissory notes payable totaling $3.0 million were issued to certain principal stockholders of the Company with interest payable on demand at a rate of 9.0%. The Company converted the unsecured promissory notes, plus unaccrued interest, in aggregate amount of approximately $3.0 million to units of Series A Preferred Stock and Common Stock purchase warrants. Each unit cost $10 and consisted of one share of Series A Preferred Stock and a Common Stock purchase warrant. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock. Each warrant in the unit entitles the holder to purchase 40 shares of Common Stock at an exercise price of $0.55 per share of Common Stock. The warrants expire on March 20, 2005.

     On July 2, 1998, the Company notified certain principal stockholders of its intention to redeem 10,300,000 outstanding warrants issued in conjunction with the Company's April 1997 private unit offering. Each warrant subject to the redemption entitles the holder to purchase one share of the Company's Common Stock for $0.50 per share. If the warrant holder elects not to exercise, the Company may redeem the warrants for $0.05 per Warrant. The Company anticipates receiving proceeds of approximately $5.0 million in August 1998 from the exercise of warrants.

     In January and February 1998, the Company did not generate sufficient passenger ticket sales to provide for its operational cash needs. The Company funded its cash flow deficit through the issuance of bridge financing notes from its principal stockholders, as discussed above. During the second quarter, the Company generated approximately $2.0 million of positive cash flows from operations. As of June 30, 1998, the Company had a working capital deficit at June 30, 1998 of $15.6 million. Prior to the second quarter of 1998, the Company incurred significant losses, which when coupled with the working capital deficit, created substantial doubt about the Company's ability to continue as a going concern. The financial statements presented elsewhere herein and the financial information presented herein were prepared assuming the Company will continue as a going concern and, as such, do not include any adjustments that might result from the outcome of this uncertainty.

     During the quarter ended June 30, 1998, the Company has experienced a significant increase in its air traffic liability due to increased ticket sales. Passenger demand is traditionally stronger during the spring and summer seasons. Currently, the Company has a letter of credit established by one of its principal stockholders and a stockholder guarantee totaling $6.0 million in order to secure the Company's credit card processor. In May 1998, the Company began depositing cash into a restricted cash account to provide for the Company's credit exposure in excess of $6.0 million as calculated by the credit card processor. At June 30, 1998, the Company had approximately $900,000 in a restricted cash account with its credit card processor. The Company has begun negotiations to reduce the collateral the Company must maintain with its credit card processor. There can be no assurance that the Company will be successful with these negotiations. If the Company is not successful in negotiating a reduction in its collateral requirements, then it must continue to deposit cash from ticket sales as collateral to the extent that exposure exceeds $6.0 million. Any cash utilized as collateral would be refunded by the credit card processor when the Company's exposure falls below the previously calculated exposure or $6.0 million, whichever is greater. The Company anticipates that the $900,000 deposited with the credit card processor would be refunded in September 1998 when advance ticket sales are expected to decrease and the Company's credit card exposure is estimated to be less than $6.0 million.

     The Company estimates that major scheduled maintenance of its existing aircraft fleet through June 1999 will cost $9.6 million, of which $5.9 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. The Company expects to expend $2.5 million on various capital expenditures in the next year, which are primarily related to improvements for existing aircraft and improvements to its in-house computer systems. The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. The Company is currently in discussion with various aircraft lessors regarding fleet expansion. The Company cash balance as of August 10, 1998 is adequate to provide for the necessary estimated lease deposit requirements for up to two additional aircraft. Historically, the Company has been required to deposit between $140,000 and $420,000 per aircraft depending on the specific terms negotiated in the lease.

     The Company must modify one of its existing aircraft to satisfy the December 31, 1998 Stage-3 noise requirements. Alternatively, the Company is considering adding one additional aircraft under a new operating lease arrangement and removing one aircraft from its certificate that does not meet the Stage-3 noise requirements. If the Company elects this alternative, the aircraft removed from its certificate would not be available for revenue service beginning January 1, 1999; however, the Company would be obligated to continue to make lease payments through 1999. The Company believes that through modification of current lease terms, the acquisition of a FAA certified hush kit would be available to allow the Company's fleet to meet Stage-3 noise requirements by December 31, 1998. If the Company is unable to renegotiate one of its leases or elects not to remove an aircraft from its operating certificate then it would be required to acquire a hush kit at a cost of approximately $1.3 million.

     The Company has been generating positive cash flows from operations beginning March 1998 and expects to continue to generate sufficient cash to support its operations until the end of the third quarter 1998. In addition, the Company anticipates that it will receive cash of approximately $5.0 million from the exercise of 10,300,000 outstanding warrants. The Company plans to continue to implement certain actions designed to achieve long-term profitability. Management's plans to achieve long-term profitability include increased focus on the price-sensitive business traveler and pricing strategies designed to maximize passenger revenue, passenger yield and implementation of additional cost controls. There can be no assurance that its efforts will be successful.

     Whether or not the Company's strategic plans to achieve long-term profitability are successful, the Company's projected expansion remain dependent upon raising additional capital. In addition to the approximately $5.0 million expected to be received from the exercise of warrants, the Company is contemplating raising additional capital in the third or fourth quarter of 1998. The Company's success in implementing actions designed to achieve long-term profitability and its ability to operate at profitable levels will determine if the Company will be able to raise additional capital. There can be no assurance that the Company's necessary working capital requirements to expand operations will be available on acceptable terms, or at all.

YEAR 2000 COMPLIANCE

     Management has begun the process to modify the Company's information technology to recognize the year 2000 and has begun converting critical data processing systems. The Company's new reservations software installed in the third quarter of 1997 is Year 2000 compliant. In addition, the Company purchased a new revenue management system in February 1998 that also is Year 2000 compliant. The Company believes these two systems are critical data processing systems.

     The Company has not yet completed its assessment of the impact of the Year 2000 on operational systems such as aircraft avionics, accounting and airport operations as well as relationships with key business partners, including the FAA, other Governmental agencies and suppliers. The Company will need to address issues related to key business partners that are common to other air carriers. As a result, the Company cannot estimate what the total cost will be to implement the required efforts for all critical data processing systems.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     The Company's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the Company's principal risks and uncertainties that may affect operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. The Company reported its first quarterly profit for the three months ended June 30, 1998. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of June 30, 1998 had an accumulated deficit of $74.0 million, a stockholders' deficit of $2.5 million and a working capital deficit of $15.6 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company can maintain profitable operations.

     AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES. The airline business is extremely capital intensive, including, but not limited to, lease payment obligations and related maintenance requirements for existing or new aircraft. The Company's operations have been dependent upon equity and debt financings primarily from principal stockholders. The Company will likely require additional financing, both short-term and long-term, if it is to maintain and expand its operations. Management is evaluating additional sources of working capital and other financings, but there is no assurance that additional sources of working capital will be available on acceptable terms, or at all. Most of the Company's suppliers currently provide goods, services and operating equipment on open credit terms. If such terms were modified to require immediate cash payments, the Company's cash position and possibly its ability to continue to operate would be materially and adversely affected. Further, there can be no assurance that the Company's principal stockholders will continue to provide working capital for the Company's operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations.

     ABILITY TO CONTINUE AS A GOING CONCERN; EXPLANATORY PARAGRAPH IN ACCOUNTANTS' REPORT. The report issued by the Company's independent auditors for the year ended December 31, 1997 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The report states that because of the Company's net losses, negative cash flows and working capital deficit, the Company has been dependent upon financing from principal stockholders. The report further states that there can be no assurance as to the availability of further financing and that there is substantial doubt about the Company's ability to continue as a going concern.

     INTENSE COMPETITION AND COMPETITIVE REACTION. The Company is subject to intense competition in all of its routes. Under the Deregulation Act, domestic certificated airlines may enter and exit domestic markets and set fares without regulatory approval. All city-pair domestic airline markets, except for those that are slot controlled, are generally open to any domestic certificated airline. Airlines compete primarily with respect to fares, schedules (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller) and size of aircraft. The Company competes with various other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity and lowered their fares in the market, making it more difficult for the Company to achieve profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new nonstop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations in that market.

     CONSUMER CONCERN ABOUT OPERATING SAFETY OF NEW-ENTRANT CARRIERS OR TYPE OF AIRCRAFT. Aircraft accidents or other safety-related issues involving any carrier may have an adverse effect on airline passengers' perceptions regarding the safety of new-entrant, low-fare carriers. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s or other aging aircraft could have a material adverse effect on the Company's business, financial condition and results of operations. For example, on May 10, 1998, in connection with a national mandate the FAA temporarily grounded all 737-200 with 50,000 or more cycles; seven of the Company's nine jet aircraft were grounded until electrical wiring in the fuel pumps could be inspected and replaced. The Company's aircraft passed the inspections and quickly resumed scheduled operations, however, there can be no assurance that future actions taken by the FAA will not have a material adverse effect on the Company's business, financial condition and results of operations.

     SEASONALITY AND CYCLICALITY. The Company's operations are dependent upon passenger travel demand. Airlines typically experience reduced demand at various times during the fall and winter and increased demand for service during the spring and summer. Within these periods, the Company experiences variations in passenger demand based on its particular routes and passenger demographics. The Company has experienced reduced demand during the fall and winter with adverse effects on revenues, operating results and cash flow. In addition, passenger travel in the airline industry, particularly leisure travel, is highly sensitive to adverse changes in general economic conditions. A worsening of current economic conditions, or an extended period of recession nationally or in the regions served by the Company, would have a material adverse effect on the Company's business, financial condition and results of operations.

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for 13% of the Company's operating expenses for the quarter ended June 30, 1998. The Company's average cost per gallon decreased from $0.70 per gallon in the quarter ended June 30, 1997, to $0.59 per gallon in the quarter ended June 30, 1998. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, suppliers will immediately pass through an increase in the cost of jet fuel to the Company. The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

     LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of nine aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft has become more competitive than it was at the time of the Company's inception, and there can be no assurance that the Company would be able to lease additional aircraft on satisfactory terms or at the time needed. Four of the Company's jet aircraft have leases that expire in December 1999. Although the Company has a lease renewal option on these aircraft, the Company is evaluating other options to replace these aircraft. Further, if the Company is unable to lease additional aircraft that are in compliance with the Stage-3 noise compliance requirements, it may have to make significant capital expenditures to make its aircraft fleet meet such requirements.

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

     Additional rules and regulations have been proposed from time to time in the last several years that, if enacted, could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. There can be no assurances that any of these rules or regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

     The DOT and FAA also enforce Federal law with respect to aircraft noise compliance requirements. The Company's current fleet meets the current Stage-3 noise compliance requirements (50% of its fleet Stage-3 compliance). In the future, the Company's aircraft fleet is required to meet the following Federal Stage-3 noise compliance deadlines: 75% of its fleet must be Stage-3 compliant by December 31, 1998 and 100% of its fleet must be Stage-3 compliant by December 31, 1999. The Company must hushkit or ground one of its Stage-2 aircraft to satisfy the 75% 1998 Stage-3 requirements. Any future airplanes added to the fleet will have to meet Stage-3 requirements. If the Company is unable to secure a hushkit for one or more of its aircraft or lease an additional aircraft by December 31, 1998, the required grounding of one of its aircraft may have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has obtained the necessary authority to perform airline operations, including a Certificate of Public Convenience and Necessity issued by the DOT pursuant to 49 U.S.C. _41102 and an air carrier operating certificate issued by the FAA under Part 121 of the Federal Aviation Regulations. The continuation of such authority is subject to continued compliance with applicable rules, regulations and laws pertaining to or affecting the airline industry, including any rules and regulations that may be adopted by the DOT and FAA in the future. No assurance can be given that the Company will be able to continue to comply with all present or future rules, regulations and laws or that such rules, regulations and laws would not materially and adversely affect the Company's business, financial condition and results of operations.

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

     PASSENGER TICKET TAX. The existing ten percent ticket tax was converted on October 1, 1997 to a combination of a reduced percentage tax based on the price of the ticket and a fee assessed for each flight segment. The new legislation reduced the domestic ticket tax from 10% to 9% (decreasing to 8% on October 1, 1998 and to 7.5% on October 1, 1999) and added a new segment tax of $1.00, which increases to $3.00 by the year 2002. Due to the Company's low fare structure, the combination of a percentage tax and flight segment fee resulted in an overall higher tax paid by individuals who purchase tickets on the Company's flights and, consequently, could have a negative impact on the Company's business, financial condition and results of operations if the Company is unable to pass this increased tax burden on to its passengers through increased fares. The Company is unable, however, to predict how the new tax/segment fee will affect demand for the Company's product in the future.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not involved in any material litigation or legal proceedings at this time and is not aware of any material litigation or legal proceedings threatened against it.

ITEM 2.   CHANGES IN SECURITIES

     a. None.

     b. None.

     c. On March 20, 1998, the Company completed a private sale of 302,362 units of securities, each unit consisting of one share of Series A Convertible Preferred Stock and a common stock purchase warrant (the "Units"). The Company sold each Unit for $10.00. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock. Each warrant entitles the holder to purchase 40 shares of Common Stock. In conjunction with the sale of units, the Company converted approximately $3,024,000 of outstanding principal and interest on bridge financing notes to Units. Units were sold to a limited number of "accredited investors" as defined in the Securities Act of 1933, pursuant to an exemption from registration provided by Regulation D promulgated under the Securities Act.

     On May 20, 1998, the Company sold 21,129,770 shares of Common Stock for $0.50 per share. In conjunction with the sale of Common Stock, the Company converted approximately $10,564,885 of outstanding principal and interest on demand notes. The Common Stock was sold to a limited number of "accredited investors," as defined in the Securities Act of 1933, pursuant to an exemption from registration provided by Regulation D promulgated under the Securities Act.

     On August 6, 1998, the Company received a notice from two principal stockholders of their intention to net exercise warrants representing rights to purchase 6,000,000 shares of Common Stock. The Company will issue 4,035,714 in connection with this net exercise, as defined in the warrant agreement.

     d. None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on May 15, 1998 at which shareholders re-elected one director, elected to increase the number of shares of capital stock the Company shall have the authority to issue, elected to amend the Company's 1994 Stock Option Plan and ratified the appointment of the accounting firm of Ernst & Young, LLP as the Company's independent auditors for 1998.

          Results of the voting in connection with each issue were as follows:

          Voting on Director Denis T. Rice

          For                 45,741,689
          Against                      0
          Abstain                 47,828

          Election to increase the number of authorized shares of capital stock

          In Favor            35,579,903
          Against                193,927
          Abstain                 21,990

          Election to amend the 1994 Stock Option Plan

          In Favor            35,583,688
          Against                182,992
          Abstain                 29,140

          Ratification of Ernst & Young, LLP to serve as auditor

          In Favor            45,751,015
          Against                      3,300
          Abstain                    35,202

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

     Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     None.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Signature and Title                          Date

\s\ Robert J. Spane                          August 13, 1998
Robert J. Spane, President and
  Chief Executive Officer

\s\ William A. Garrett                       August 13, 1998
William A. Garrett, Vice
  President - Finance
  and Chief Financial Officer
  (Principal Financial and
  Accounting Officer)