Form 10-Q
period 1998-09-30
VANGUARD AIRLINES INC \DE\
filed 1998-11-16
CIK 1000578

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-Q



(Mark One)


( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


OR


(    )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


Commission File Number 0-27034


VANGUARD AIRLINES, INC.
(Exact name of Registrant as specified in its charter)


        Delaware                                                48-114929
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                  Identification Number)



                                7000 Squibb Road
                                   Third Floor
                                Mission, KS  66202
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

             Yes      X                      No
                     ----                       ----
At September 30, 1998, there were 85,356,528 shares of Common Stock, par value $0.001 per share issued and outstanding.

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 VANGUARD AIRLINES, INC.
                                      BALANCE SHEETS

                                           SEPTEMBER 30,         DECEMBER 31,
                                              1998                   1997
                                              ----                   ----
ASSETS

Current assets:
Cash and cash equivalents                 $   8,923,762        $   1,082,712
Restricted cash                                 726,492                  ---
Accounts receivable, less allowance
  of $303,000 at September 30, 1998 and
  $354,000 at December 31, 1997               2,435,339            2,312,439
Inventories                                   1,448,918              842,620
Current portion of supplemental
maintenance deposits                          3,787,222            4,546,824
Prepaid expenses and other current assets     1,303,903            1,011,417
                                             ----------            ---------
Total current assets                         18,625,636            9,796,012


Property and equipment, at cost:
Aircraft improvements and leasehold costs     4,739,876            4,611,528
Reservation system and communication
         equipment                            1,870,818            1,844,981
Other property and equipment                  7,232,909            3,695,943
                                             ----------           ----------
                                             13,843,603           10,152,452
Less accumulated depreciation and
        amortization                         (6,517,962)          (4,667,768)
                                             ----------           ----------
                                              7,325,641            5,484,684


Other assets:
Supplemental maintenance deposits, less
    current portion                           5,452,834            3,221,875
Deferred debt issuance costs                    841,386            2,223,233
Leased aircraft deposits                      2,136,000            2,258,500
Fuel and security deposits                      970,079            1,240,284
Other                                           964,081              539,296
                                             ----------           ----------
                                             10,364,380            9,483,188

Total assets                               $ 36,315,657         $ 24,763,884
                                           ============         ============

                                 VANGUARD AIRLINES, INC.
                               BALANCE SHEETS (CONTINUED)


                                           SEPTEMBER 30,          DECEMBER 31,
                                            1998                    1997
                                            ----                    ----
LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)

Current liabilities:
Notes payable to related parties           $        ---         $  9,467,741
Notes payable                                    93,192                  ---
Accounts payable                              5,426,193            6,095,903
Accrued expenses                              3,944,958            4,007,363
Accrued maintenance                           6,450,344            6,588,830
Air traffic liability                        10,502,156            5,989,085
                                             ----------           ----------
Total current liabilities                    26,416,843           32,148,922

Line of credit                                      ---            1,900,000
Accrued maintenance, less current
     portion                                  3,557,473            2,659,396

Commitments

Stockholders' equity (deficit):
Common stock, $.001 par value:
     Authorized shares - 200,000,000
          (50,000,000 in 1997)
     Issued and outstanding shares -
       85,356,528 in 1998
      (45,695,908 in 1997)                       85,361               45,696
Preferred stock, $0.001 par value:
     Authorized shares -  2,000,000
          (1,000,000 in 1997)
     Issued and outstanding shares -
     302,362 in 1998 (-0- in 1997)                  302                  ---
Liquidation preference -
     $3,023,620 in 1998
Additional paid-in capital                   76,877,208           57,753,488
Accumulated deficit                         (70,595,757)         (69,692,060)
                                             ----------           ----------
                                              6,367,114          (11,892,876)
Deferred stock compensation                     (25,773)             (51,558)
                                             ----------           ----------
Total stockholders' equity (deficit)          6,341,341          (11,944,434)
                                             ----------           ----------
Total liabilities and stockholders'
     equity (deficit)                     $  36,315,657         $ 24,763,884
                                          =============         ============


SEE ACCOMPANYING NOTES.

                                 VANGUARD AIRLINES, INC.
                                STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                   -------------------             ------------------
                                    1998             1997            1998            1997
                                    ----             -----           ----            ----
Operating revenues:
Passenger revenues              $  30,671,667   $  18,201,522   $  73,712,222   $  59,055,479
Other				    1,510,712	    1,132,305	    5,138,388	    3,423,824
                                   ----------      ----------      ----------      ----------
Total operating revenues	   32,182,379	   19,333,827	   78,850,610	   62,479,303

Operating expenses:
Flying operations		    4,696,929	    3,991,176	   13,553,485	   13,276,536
Aircraft fuel                       3,502,854       4,161,317      10,509,813      14,263,517
Maintenance                         6,619,080       4,655,507      15,764,956      14,606,477
Passenger service                   1,806,299       1,922,188       5,208,789       5,787,940
Aircraft and traffic servicing      4,006,171       3,875,221      13,019,286      12,753,663
Promotion and sales                 5,632,189       4,785,390      14,492,486      16,237,061
General and administrative          1,179,666       1,221,155       3,154,920       3,785,916
Depreciation and amortization         651,117         501,574       1,784,467       1,513,787
                                   ----------      ----------      ----------      ----------
Total operating expenses           28,094,305      25,113,528      77,488,202      82,224,897
                                   ----------      ----------      ----------      ----------

Operating income (loss)             4,088,074      (5,779,701)      1,362,408     (19,745,594)

Other income (expense):
	Deferred debt issuance
         cost amortization           (737,538)       (528,572)     (1,867,847)     (1,318,929)
Interest expense                      (51,104)       (304,162)       (496,691)       (691,425)
Interest income                        65,244          26,023          98,433          66,222
                                   ----------      ----------      ----------      ----------
Total other expense, net             (723,398)       (806,711)     (2,266,105)     (1,944,132)
                                   ----------      ----------      ----------      ----------
Net income (loss)                $  3,364,676   $  (6,586,412)    $  (903,697)  $ (21,689,726)
                                   ==========      ==========      ==========      ==========

Net income (loss) per
       share-basic               $       0.04   $       (0.43)    $     (0.02)  $       (1.68)
                                   ==========      ==========      ==========    ============

Net income (loss) per
       share-diluted             $       0.04   $       (0.43)    $     (0.02)  $       (1.68)
                                   ==========      ==========      ==========    ============

Weighted average shares used in
per share computation:
        Basic                      76,769,294      15,224,857      59,235,099      12,916,055
                                   ==========      ==========      ==========      ==========

        Diluted                    94,139,584      15,224,857      59,235,099      12,916,055
                                   ==========      ==========      ==========      ==========

SEE ACCOMPANYING NOTES.

                                 VANGUARD AIRLINES, INC.
                                STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                    ------------------              -----------------
                                     1998            1997            1998            1997
                                     ----            ----            ----            ----
OPERATING ACTIVITIES
Net income (loss)                $  3,364,676   $  (6,586,412)    $  (903,697)  $ (21,689,726)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in) operating
activities:
Depreciation                          334,441         218,708         839,660         641,715
Amortization                          316,676         282,866         944,807         872,072
Loss on sale and disposal of
        property and equipment            ---          70,888             ---         179,412
Compensation related to stock
        options                         8,595           8,595          25,785          25,785
Debt issuance cost amortization       737,538         528,572       1,867,847       1,318,929
Provision for uncollectible
        accounts                       23,549          29,639          48,739          71,300
Changes in operating assets and
        liabilities:
Restricted cash                       202,862         112,477        (726,492)      1,606,413
Accounts receivable                    (8,252)       (220,175)       (171,639)        493,798
Inventories                          (406,189)        (98,250)       (606,298)        (78,289)
Prepaid expenses and other
        current assets                273,825         337,686       (292,486)       (107,813)
Supplemental maintenance
        deposits                     (607,756)     (1,382,941)     (1,471,357)     (3,821,395)
Accounts payable                     (802,697)     (3,693,930)       (669,710)        542,462
Accrued expenses                    1,061,054         669,007       1,058,361         380,939
Accrued maintenance                   524,217       1,319,994         759,591       2,014,496
Air traffic liability                 503,361        (890,675)      4,513,071      (1,092,006)
Deposits and other                    255,953        (525,499)        (32,080)       (840,854)
                                   ----------      ----------      ----------      ----------
Net cash provided by (used in)
        operating activities        5,781,853      (9,819,450)      5,184,102     (19,482,762)

INVESTING ACTIVITIES
Purchases of property and
        equipment                  (1,693,412)       (735,870)     (3,625,424)     (1,340,823)

FINANCING ACTIVITIES
Proceeds from line of credit
        borrowings                        ---             ---       1,900,000       2,275,000
Principal payments on line of
        credit                     (1,900,000)            ---      (3,800,000)     (5,000,000)
Proceeds from issuance of notes
        payable to related
        parties                           ---      10,250,000       3,000,000      23,273,816
Proceeds from issuance of notes
        payable                           ---             ---         275,000             ---
Principal payments on notes
        payable                      (136,920)            ---        (181,808)            ---
Proceeds from sale of common
        stock, net of offering
        costs                             ---           1,015             ---         246,660
Proceeds from exercise of stock
        options and warrants        5,168,086             ---       5,191,053             ---
Payment of preferred stock
        offering costs                    ---             ---        (101,873)            ---
Principal payments on capital
        lease obligations                 ---         (47,843)            ---        (139,050)
                                   ----------      ----------      ----------      ----------
Net cash provided by financing
        activities                  3,131,166      10,203,172       6,282,372      20,656,426
                                   ----------      ----------      ----------      ----------

Net increase (decrease) in
        cash and cash
        equivalents                 7,219,607        (352,148)      7,841,050        (167,159)
Cash and cash equivalents at
        beginning of period         1,704,155         587,072       1,082,712         402,083
                                   ----------      ----------      ----------      ----------
Cash and cash equivalents at
        end of period            $  8,923,762      $  234,924    $  8,923,762      $  234,924
                                   ==========      ==========      ==========      ==========

                                 VANGUARD AIRLINES, INC.
                           STATEMENT OF CASH FLOWS (CONTINUED)

                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                       1998             1997            1998            1997
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:
Cash paid during the period for
     interest                       $  25,702       $  48,892      $   127,137    $    145,159
                                    =========       =========      ===========    ============

SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING AND FINANCING
     ACTIVITIES:
Aircraft leasehold costs associated
     with accrued maintenance       $     ---       $     ---      $       ---    $    278,000
                                    =========       =========      ===========    ============
Conversion of notes payable to
     related parties and accrued
     interest
     to preferred stock             $     ---       $     ---     $  3,023,620    $        ---
                                    =========       =========     ============    ============
Conversion of notes payable to
     related parties and accrued
     interest to common stock       $     ---       $     ---     $ 10,564,887    $ 10,000,000
                                    =========       =========     ============    ============
Deferred debt issuance costs
     recorded in conjunction
     with warrants issued           $ 344,000       $ 348,000     $    486,000    $  4,062,000
                                    =========       =========     ============    ============

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

The balance sheet as of September 30, 1998, the statements of operations for the three and nine months ended September 30, 1998 and 1997, and the statements of cash flows for the three and nine months ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three or nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During March 1998 and during the six months ended September 30, 1998, the Company was profitable and generated positive cash flows from operations. Management anticipates the Company will operate at breakeven or profitable levels for the fourth quarter of 1998. The Company has a working capital deficit; however, management believes that cash generated from operations during 1998 and during the first nine months of 1999, together with cash received in August 1998 from the exercise of warrants (see NOTE 5) will provide the necessary working capital for operations through October 1, 1999.
If the Company expands its operations or is faced with an unexpected change in its operating environment, the Company may require additional working capital. There can be no assurance that additional sources of working capital will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of the uncertainty that the Company will not continue as a going concern.

Management's plans include raising additional capital to fund anticipated expansion in the next year. Management's plans continue to include actions designed to achieve long-term profitability, such as the continued review of competitive conditions in existing markets, expansion into new markets, pricing strategies to maximize passenger revenue and implementation of cost controls. During 1997, the Company did not generate sufficient passenger revenue to provide for its operational cash needs. As a result, in the third and fourth quarters of 1997, the Company completed a route restructuring. This route restructuring continued to build on the Company's strategy of providing travel alternatives for price-sensitive business and leisure travelers between major metropolitan markets. As discussed in NOTES 4 AND 5, the Company received $3,000,000 in bridge financing in the first quarter of 1998 from two principal stockholders in the form of convertible promissory notes. The convertible promissory notes were converted to Series A Convertible Preferred Stock on March 20, 1998, as described in NOTES 4 AND 5. The Company closed on a warrant conversion totaling $5,150,000 in August 1998 (see NOTE 5). The Company anticipates generating positive cash flow from operations during the fourth quarter of 1998. The Company's ability to raise additional cash through equity or debt financings that may be required to fund expansion during 1999 will be greatly dependent on the Company's ability to operate profitably during the remainder of 1998. There can be no assurance that the Company can continue to achieve positive cash flows or operating profits in the fourth quarter of 1998 and 1999.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting, Standards (SFAS) No. 130,"Reporting, Comprehensive Income." SFAS No. 130 requires the disclosure of comprehensive income (losses) and its components in the Company's financial statements. The Company does not have any material other comprehensive income as defined by SFAS No. 130 at September 30, 1998 or for the three and nine month periods then ended.

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

The following table sets forth the computation of the adjusted weighted average shares and assumed conversions used in the calculation of diluted earnings per share for the three months ended September 30, 1998:

Numerator:
Numerator for basic and diluted earnings per share-
income available to common stockholders
after assumed conversions                                     $ 3,364,676
                                                              ===========

Denominator:


Denominator for basic earnings per share-weighted

Average shares
                                                              76,769,294
Effect of dilutive securities:

Employee stock options
                                                               5,641,603
Warrants
                                                               5,681,447
Convertible preferred stock
                                                               6,047,240
                                                              ----------
Dilutive potential common shares
                                                              17,370,290
                                                              ----------
Denominator for diluted earnings per share-adjusted
weighted-average shares and assumed conversions
                                                              94,139,584
                                                              ==========

For the three and nine months ended September 30, 1998 and 1997, the computation of basic earnings per share was based on the weighted average number of outstanding common shares. For the three months ended September 30, 1997 and the nine months ended September 30, 1998 and 1997, the computation of diluted net loss per share was also based on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share for the three months ended September 30, 1997 and the nine months ended September 30, 1998 and 1997 as their effect was antidilutive.

4.	NOTES PAYABLE TO RELATED PARTIES

In the three months ended March 31, 1998, the Company issued $3.0 million of unsecured 9.0% convertible demand notes payable to certain principal stockholders of the Company. The Company converted the unsecured demand notes plus accrued interest totaling $3,024,000 to Series A Convertible Preferred Stock, as described in NOTE 5. In addition, on March 20, 1998, the Company entered into a Note Exchange Agreement whereby the principal stockholders holding notes payable of $9,468,000 exchanged their existing unsecured demand notes payable, and all accrued unpaid interest, for new unsecured convertible demand notes payable (the "Convertible Notes").
The remaining terms of the Convertible Notes remained unchanged. In May 1998, the Company converted the Convertible Notes plus accrued interest totaling $10,565,000 to common stock at a rate of $0.50 per share, as described in NOTE 5.

5.	STOCKHOLDERS' EQUITY

On March 20, 1998, the Company completed a private sale of 302,362 units of securities, each unit consisting of one share of Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), and a Common Stock purchase warrant. The Company sold each unit for $10.00. In conjunction therewith, the Company converted $3,024,000 of outstanding principal and interest on the demand notes payable, described in NOTE 4, to Series A Preferred Stock under the terms of the agreement. Each warrant in the unit entitles the holder to purchase 40 shares of Common Stock at an exercise price of $0.55 per share. The warrants expire on March 20, 2005. On August 6, 1998 and August 12, 1998, the warrant holders net exercised warrants representing rights to purchase 6,000,000 and 6,094,480, respectively, shares of Common Stock that were sold in the Series A Preferred Stock unit offering. Because the warrant holders elected to exercise the warrants on a net basis, as defined by the agreement, the Company issued an aggregate 8,110,936 shares of Common Stock in connection with the aforementioned exercises. The Company received no cash due to the warrant holder's election to exercise on a net basis.

The Series A Preferred Stock is not redeemable and pays dividends at an annual rate of $0.80 per share only when, and if, declared by the Company's Board of Directors. No dividends have been declared by the Board of Directors as of September 30, 1998. The liquidation preference of each share of Series A Preferred Stock is $10 plus any accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock (subject to certain antidilution adjustments) at any time commencing on September 20, 1998, and holders of the Series A Preferred Stock are entitled to voting rights determined on an as-converted basis.

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

On July 2, 1998, the Company notified certain principal stockholders of its intention to redeem 10,300,000 outstanding warrants that were issued in conjunction with the Company's April 1997 private unit offering.
Each warrant issued in connection with the private unit offering entitled the holder to purchase one share of the Company's Common Stock for $0.50 per share. The Company issued 10,300,000 shares of Common Stock and received proceeds of $5,150,000 in August 1998 in connection with the exercise of these warrants.

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

COMPANY

The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient scheduled jet service to attractive destinations in established markets in the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737-200 jet aircraft operating two daily flights each way between Kansas City and Denver and two daily flights each way between Denver and Salt Lake City. The Company currently operates nine leased Boeing 737-200 jet aircraft. In October 1998, the Company signed letters of intent to lease two additional Boeing 737-200 jet aircraft. The Company anticipates its tenth and eleventh aircraft to begin flying revenue service in March and April of 1999. The Company's current schedule provides an average of 54 daily weekday flights serving Kansas City, Atlanta, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh and Myrtle Beach. The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. There can be no assurance that the Company will be able to secure adequate financing arrangements for the lease or purchase of additional aircraft. The Company also provides limited charter services.

The Company has experienced significant growth since the commencement of operations in December 1994, and has achieved operating revenues of $36.2 million for the year ended December 31, 1995, $68.6 million for the year ended December 31, 1996 and $81.4 million for the year ended December 31, 1997. For the three months ended September 30, 1998, the Company achieved its second consecutive profitable quarter reporting operating income and net income of $4.1 million and $3.4 million, respectively.

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

The primary factors expected to affect the Company's future operating revenues are the Company's ability to offer and maintain competitive fares, the reaction of existing competitors to the continuation or commencement of operations by the Company in a particular market (including changes in their fare structure, aircraft type and schedule), the possible entry of other low-fare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-fare carriers, passengers' perceptions regarding the safety of low-fare carriers, general economic conditions and seasonality factors. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided, rent for gates and other facilities, and marketing and advertising expenses. The Company has a limited history of operations and, from its inception in 1994 through the first quarter of 1998, has experienced significant losses. As of September 30, 1998, the Company had an accumulated deficit of $70.6 million. The Company had net income of $3.4 million and net cash flows provided by operating activities of $5.8 million for the three months ended September 30, 1998. At September 30, 1998, current liabilities exceeded current assets by $7.8 million. As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to accurately predict the future operating results of the Company.

The Company has generated positive cash flow from operations from March 1998 through September 1998 and anticipates generating positive cash flows from operations through the fourth quarter 1998. The Company received proceeds of approximately $5.2 million in August 1998 from the exercise of warrants. Management believes that cash generated from operations together with the cash received in August 1998 from the warrant exercise will provide the necessary working capital for operations through October 1999. The Company is exploring options to raise additional capital to fund anticipated expansion of operations. There can be no assurance the Company will be successful in expanding operations or raising additional capital that may be needed for this purpose.

OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

OPERATING REVENUES

Total operating revenues increased 66% from $19.3 million for the quarter ended September 30, 1997 to $32.2 million for the quarter ended September 30, 1998. This increase was primarily attributable to increases in the number of passengers, the number of daily flights, and passenger yield. During the quarter ended September 30, 1997, the Company averaged 45 flights per day that increased to 54 flights per day during the quarter ended September 30, 1998. The number of passengers increased
38% from 303,487 in the quarter ended September 30, 1997 to 419,362 in the quarter ended September 30, 1998 and passenger yield per RPM increased 57% from 10.2 cents in the quarter ended September 30, 1997 to
16.0 cents in the quarter ended September 30, 1998. The increases were realized despite a decrease in ASMs in the third quarter of 1998 compared to 1997. The Company began flying a new route structure on December 21, 1996, which included the initiation of services from Kansas City to Atlanta, Ft. Myers, Las Vegas, Miami, Orlando and Tampa/ St.Petersburg as well as non-stop service between Chicago-Midway and Kansas City. This route restructuring refocused the Company's strategy by creating a hub in Kansas City. The increases in ASMs in the third quarter of 1997 that resulted from the December 1996 schedule change were not consistent with the third quarter of 1998 as a schedule change in September 1997 reduced or eliminated service in a number of these cities. The Company discontinued round trip service from Kansas City to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg, while adding round trip service from Kansas City to New York-JFK in September 1997 and round trip service from Chicago-Midway and New York City-JFK to Pittsburgh in December 1997. As a result, ASMs decreased
11% from 300 million during the quarter ended September 30, 1997 to 268 million during the quarter ended September 30, 1998. The decrease was primarily attributable to the reduction of available seats on flights from 128 to 122 and the reduction of destinations with greater flight lengths. RPMs, however, increased 8% from 178 million during the quarter ended September 30, 1997 to 192 million during the quarter ended
September 30, 1998. This increase was the result of the 38% increase in the number of passengers coupled with a 22% decrease in average stage length in the quarter ended September 30, 1998 as compared to 1997. Load factor increased from 59% for the quarter ended September 30, 1997 to 72% for the quarter ended September 30, 1998. This increase was primarily the result of an 11% decrease in capacity offset by an 8% increase in the RPMs in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

Passenger yield per RPM increased 57% from 10.2 cents in the quarter ended September 30, 1997 to 16.0 cents in the quarter ended September 30, 1998. The Company discounted fares to stimulate travel in a number of existing markets in conjunction with the Company's major route restructurings in September 1997. In addition, with the initiation of the December 1996 route structure, the Company's average stage length increased to 587 miles during the quarter ended

September 30, 1997. In September 1997, the Company terminated service to a number of long-haul markets in conjunction with the Company's September 1997 schedule change and terminated service from Kansas City to San Francisco in January 1998 and service from Kansas City to New York City-JFK in May 1998. As a result, its average stage length decreased to 457 miles in the quarter ended September 30, 1998. In order to increase fares and passenger yield effectively, the Company focused on improving its product beginning in September 1997. The Company's strategic plan to improve its product includes the delivery of a reliable product with a number of amenities found on larger, better-known airlines that specifically cater to price-sensitive business travelers. Those amenities include assigned seating, refundable tickets, greater legroom, fixed ticket pricing under the Road Warrior sm Class and greater frequencies between city pairs. The Company believes it has improved its brand awareness in each of its markets through its direct advertising program that was modified in August 1997. The Company's implementation of its strategic plan continued to show positive results in the third quarter of 1998 with passenger yield increasing to 16.0 cents from 10 cents and load factor increasing to 72% from 64%. The Company anticipates the passenger yield will decline in the fourth quarter of 1998 as the Company traditionally experiences a downturn in traffic in the fourth quarter and will introduce a series of fare sales during this period to stimulate travel. The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share.
The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness and continues to improve its grand awareness of service and reliability.

In late August and early September, the Company benefited from the pilot strike at one of its competitors through increased ticket sales. The Company believes that the strike at one of its competitors accounted for approximately one-third of our operating profit in the third quarter of 1998. The Company's load factor, passenger revenue and related yield, operating costs and cost per ASM increased as a result of the strike at one of the Company's competitors.

The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 180 days (90 days prior to March 24, 1997) after the flight date, the customer may use the value of the unused reservation, subject to certain restrictions, for transportation, less a $50 service charge. These service charges were $749,000 (approximately 4% of total operating revenues) and $1.2 million (approximately 4% of operating revenues) in the quarters ended September 30, 1997 and 1998, respectively. The increase is attributable to the increase in passengers subject to the service charge and the enforcement of the Company's policy to charge a service fee, when applicable.

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

                               THREE MONTHS ENDED JUNE 30,
                               ---------------------------
                                 1997                         1998
                                 ----                         ----

                          PERCENT OF     PERCENT OF
                          ---------      ----------
                          REVENUES     CENTS PER ASM   REVENUES  CENTS PER ASM
                          --------     -------------   --------  -------------

Total operating revenues   100.0 %        6.44 cents    100.0 %    12.03 cents
                           =======        ==========    =======    ===========
Operating expenses:
Flying operations           20.6 %        1.33 cents     14.6 %     1.76 cents
Aircraft fuel               21.5          1.39           10.9       1.31
Maintenance                 24.1          1.55           20.6       2.47
Passenger service            9.9          0.64            5.6       0.68
Aircraft and traffic
          servicing         20.1          1.29           12.4       1.50
Promotion and sales         24.8          1.59           17.5       2.10
General administration       6.3          0.41            3.7       0.44
Depreciation and
          amortization       2.6          0.17            2.0       0.24
                           -------        ----------    -------    -----------
Total operating expenses   129.9          8.37           87.3      10.50
Total other expense, net     4.2          0.27            2.2       0.27
                           -------        ----------    -------    -----------
Net income (loss)          (34.1) %      (2.20) cents    10.5 %     1.26 cents
                           ========       ===========   =======    ===========

Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 18% from $4.0 million (approximately 21% of operating revenues) for the quarter ended September 30, 1997 to $4.7 million (approximately 15% of operating revenues) for the quarter ended September 30, 1998. The increase in flying operation expenses was primarily the result of an increase in the average number of aircraft in the fleet from 7.3 to 9, a 2% increase in block hours flown and an increase in pilot wages per hour in the quarter ended September 30, 1998 compared to 1997. Flight operations expense increased on a cents per ASM basis from 1.33 cents for the quarter ended September 30, 1997 to
1.76 cents for the quarter ended September 30, 1998. This increase resulted because the base rent on the Company's fleet increased due to the additional aircraft and this amount was spread over 11% fewer ASMs.

Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses decreased 16% from $4.2 million (approximately 22% of operating revenues) for the quarter ended September 30, 1997 to $3.5 million (approximately 11% of operating revenues) for the quarter ended September 30, 1998. Lower fuel expense is directly related to the decrease in block hours flown by the Company as well as a decrease in cost per gallon in the quarter ended September 30, 1998 versus 1997. Fuel cost per block hour decreased $104 or 18% from $591 in the quarter ended September 30, 1997 to $487 in the quarter ended September 30, 1998, primarily due to a decrease in average fuel price per gallon offset by an increase of into-plane costs. Specifically, the average price decreased from $0.70 per gallon (including taxes and into-plane costs) in the quarter ended September 30, 1997 to $0.57 per gallon (including taxes and into-plane costs) in the quarter ended September 30, 1998, a 19% decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft.
Maintenance expenses increased 42% from $4.7 million (approximately 24%
of operating revenues) for the quarter ended September 30, 1997 to $6.6 million (approximately 21% of operating revenues) for the quarter ended September 30, 1998. This increase was primarily the result of an increase in the average number of aircraft in the Company's fleet from 7.3 to 9, accelerating aircraft input date for scheduled required major maintenance, and providing for engine maintenance costs incurred in excess of accrued amounts. In addition, the Company had three aircraft in scheduled major maintenance during the quarter ended September 30, 1998 for which certain airworthiness directives were performed and expensed as incurred in accordance with Company policy. The Company did not have an aircraft in scheduled major maintenance during the quarter ended September 30, 1997. The Company has also made a concerted effort to improve its line maintenance capabilities in Pittsburgh, Chicago and Minneapolis, in addition to its warehousing capabilities in Kansas City. As a result, the Company has added approximately thirty additional employees to support these efforts. The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents are variable based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from 1.55 cents for the quarter ended September 30, 1997 to 2.47 cents for the quarter ended September 30, 1998. This increase in cents per ASM mainly resulted because of the increases in maintenance expense as described above as well as the fixed costs of the Company's maintenance efforts being spread over 11% fewer ASMs.

Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses decreased 6% from $1.9 million (approximately 10% of operating revenues) for the quarter ended September 30, 1997 to $1.8 million (approximately 6% of operating revenues) for the quarter ended September 30, 1998. The Company significantly reduced its inconvenienced passenger charges during the third quarter of 1998 because of improved operating reliability. The Company also realized cost savings from the reduction in the Company's passenger liability insurance rates. These decreases were offset partially by an increase in flight attendant wages in the third quarter of 1998 resulting from a 2% increase in block hours flown and an increase in the hourly flight attendant pay rate.

Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses.
Aircraft and traffic servicing expenses increased 3% from $3.9 million (approximately 20% of operating revenues) for the quarter ended September 30, 1997 to $4.0 million (approximately 12% of operating revenues) for the quarter ended September 30, 1998. The Company experienced an increase in landing fees in the quarter ended September 30, 1998 compared to 1997 due to a 19% increase in the number of departures. Departures increased from 4,160 during the quarter ended September 30, 1997 to 4,934 during the quarter ended September 30, 1998. The Company also experienced increases in station rent, employee salaries and benefits for dispatch, scheduling, station management and system control department employees in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. These increases were offset, however, by decreases in station ground handling expenses and station salaries that correspond to the decrease in the number of cities served. Aircraft and traffic servicing expenses increased on a cents per ASM basis from 1.29 cents for the quarter ended September 30, 1997 to 1.50 cents for the quarter ended September 30, 1998 as a result of the fixed costs of the Company's aircraft and traffic servicing functions being spread over 11% fewer ASMs.

Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased 18% from $4.8 million (approximately 25% of operating revenues) in the quarter ended September 30, 1997 to $5.6 million (approximately 18% of operating revenues) in the quarter ended September 30, 1998. This increase was primarily the result of the 66% increase in operating revenues that resulted in significant increases in both travel agency commissions and credit card processing fees in the third quarter of 1998 as compared to 1997. In addition, the percentage of passengers utilizing travel agencies increased during the quarter ended September 30, 1998. The increase is mostly attributable to the additional customers carried as a result of the pilot strike at one of the Company's competitors, as these incremental passengers primarily used travel agencies to book their travel plans. These increases were offset by a decrease in the dollars spent on direct advertising due to the decrease in the number of cities served in the third quarter of 1998 as compared to 1997. The Company continues to rely on its direct advertising methods to attract its passengers, and therefore, continues to incur significant advertising expenses each month. The average promotion and sales cost per passenger decreased $2.34 or 15% from $15.77 in the quarter ended September 30, 1997 to $13.43 in the quarter ended September 30, 1998 primarily due to the reduction in dollars spent on direct advertising expenses.

General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative decreased 3% from $1.22 million (approximately 6% of operating revenues) in the quarter ended September 30, 1997 to $1.18 million (approximately 4% of operating revenues) in the quarter ended September 30, 1998. The decrease in general and administrative expenses in the third quarter of 1998 as compared to 1997 is the result of decreases in general liability insurance, property tax, a reduction in accounting staff salaries and office rent.

Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses increased 30% from $502,000 (approximately 3% of operating revenues) in the quarter ended September 30, 1997 to $651,000 (approximately 2% of operating revenues) in the quarter ended September 30, 1998. The increase in depreciation expense is the result of the increase in depreciable assets of approximately
$3.6 million since December 31, 1997.

Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantee and the letter of credit issued on behalf of the Company's credit card processor and the bank line of credit agreements, each executed in 1997, the Company issued certain stockholders warrants to purchase shares of Common Stock at exercise prices of $l.00 and $1.94 per share. The warrants vest quarterly in amounts dependent on the Company's exposure under the letter and line of credit, as defined in the respective agreements. Accordingly, the estimated fair value of the warrants issued each quarter related to the agreements is recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense decreased during the quarter ended September 30, 1998 as a result of the payoff of the line of credit in August 1998 and the conversion of demand notes payable to related parties to common stock during the quarter ended June 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

OPERATING REVENUES

Total operating revenues increased 26% from $62.5 million for the nine months ended September 30, 1997 to $78.9 million for the nine months ended September 30, 1998. This increase was primarily attributable to increases in the number of passengers, passenger yield and load factor in the nine months ended September 30, 1998 as compared to 1997. The number of passengers increased 11% from 1.0 million in the nine months ended September 30, 1997 to 1.1 million in the nine months ended September 30, 1998. Passenger yield increased 43% from 9.7 cents in the nine months ended September 30, 1997 to 13.9 cents in the nine months ended September 30, 1998. The increases were realized despite decreases in both ASMs and RPMs in the nine months ended September 30, 1998 compared to the same period in 1997. As a result of the changes in the flight schedule previously described under Operating Revenues in the three months ended September 30, 1998 compared to the three months ended September 30, 1997, ASMs decreased 24%, from 1,014 million during the nine months ended September 30, 1997 to 776 million during the nine months ended September 30, 1998. RPMs decreased 13%, from 608 million during the nine months ended September 30, 1997 to 529 million during the nine months ended September 30, 1998. The decreases were primarily attributable to the reduction of available seats on flights from 128 to 122 and the reduction of destinations with greater flight lengths. Conversely, load factor increased from 60% for the nine months ended September 30, 1997 to 68% for the nine months ended September 30, 1998. This increase was primarily the result of a 24% decrease in capacity but only a 13% decrease in the RPMs in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Passenger yield per RPM increased 43% from 9.7 cents in the nine months ended September 30, 1997 to 13.9 cents in the nine months ended September 30, 1998. The Company's implementation of its strategic plan, as previously described, showed positive results in the nine months ended September 30, 1998 resulting in the increased passenger yield. The Company anticipates the passenger yield will decrease in the fourth quarter of 1998 as the Company traditionally experiences a downturn in traffic in the fourth quarter and will introduce a series of fare sales during the period to stimulate travel. The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness and continues to improve its service and reliability.

The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. For a period of 180 days (90 days prior to March 24, 1997) after the flight date, the customer may use the value of the unused reservation, subject to certain restrictions, for transportation, less a $50 service charge. These service charges were $2.4 million (approximately 4% of total operating revenues) and $4.1 million (approximately 5% of operating revenues) in the quarters ended September 30, 1997 and 1998, respectively. The increase is attributable to reasons consistent with those described previously in the third quarter 1998 versus 1997 comparison.

OPERATING EXPENSES

The following table sets forth the percentage of total operating revenues represented by these expense categories:

                         NINE MONTHS ENDED SEPTEMBER 30,
                             1997                     1998

                        PERCENT OF      PERCENT OF
                         REVENUES     CENTS PER ASM   REVENUES   CENTS PER ASM

Total operating revenues  100.0 %        6.16 cents   100.0 %     10.17 cents
Operating expenses:
Flying operations          21.2 %        1.31 cents    17.2 %      1.75 cents
Aircraft fuel              22.8          1.41          13.3        1.36
Maintenance                23.4          1.44          20.0        2.03
Passenger service           9.3          0.57           6.6        0.67
Aircraft and traffic
       servicing           20.4          1.26          16.5        1.68
Promotion and sales        26.0          1.60          18.4        1.87
General administration      6.1          0.37           4.0        0.41
Depreciation and
        amortization        2.4          0.15           2.3        0.23
Total operating expenses  131.6          8.11          98.3       10.00
Total other expense, net    3.1          0.19           2.9        0.29
Net loss                  (34.7) %      (2.14) cents   (1.2) %    (0.12) cents

Flying operations expenses increased 2% from $13.3 million (approximately 21% of operating revenues) for the nine months ended September 30, 1997 to $13.6 million (approximately 17% of operating revenues) for the nine months ended September 30, 1998. The increase in flying operations expenses was primarily the result of an increase in the average number of aircraft in the fleet from 7.3 to 9 and an increase in pilot wages per hour offset by decreases resulting from the 8% decrease in block hours flown. As a result of the September 1997 schedule change, block hours decreased from 22,717 hours in the nine months ended September 30, 1997 to 20,896 in the nine months ended September 30, 1998. Flight operations expense increased on a cents per ASM basis from 1.31 cents for the nine months ended September 30, 1997 to 1.75 cents for the nine months ended September 30, 1998. This increase resulted because the base rent on the Company's fleet increased due to the additional aircraft and this amount was spread over 24% fewer ASMs.

Aircraft fuel expenses decreased 26% from $14.3 million (approximately 23% of operating revenues) for the nine months ended September 30, 1997 to $10.5 million (approximately 13% of operating revenues) for the nine months ended September 30, 1998. Lower fuel expense is directly related to the decrease in block hours flown by the Company as well as a decrease in cost per gallon in the nine months ended September 30, 1998 versus 1997. Fuel cost per block hour decreased $125 or 20% from $628 in the nine months ended September 30, 1997 to $503 in the nine months ended September 30, 1998 primarily due to a decrease in average fuel price per gallon offset by an increase of into-plane costs. Specifically, the average price decreased from $0.74 per gallon (including taxes and into plane costs) in the nine months ended September 30, 1997 to $0.60 per gallon (including taxes and into-plane costs) in the nine months ended September 30, 1998, a 20% decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

Maintenance expenses increased 8% from $14.6 million (approximately 23% of operating revenues) for the nine months ended September 30, 1997 to $15.8 million (approximately 20 % of operating revenues) for the nine months ended September 30, 1998. Maintenance expenses increased despite the 8% decrease in block hours flown due to additional costs incurred related to engine, airframe and landing gear major maintenance that caused the Company to accrue the next scheduled engine, airframe and landing gear major maintenance visits at rates higher in the nine months ended September 30, 1998 than those used in the same period in 1997. The Company attributed the increase in costs associated with major scheduled airframe, engine and landing gear maintenance checks to the following: a change in the vendors providing the major scheduled overhaul services, the lack of available overhauled/used engine and landing gear replacement parts, and providing for certain airworthiness directives for non-routine airframe repairs not normally experienced during major scheduled airframe overhauls. The Company deposits funds with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. The costs of routine maintenance expensed during the nine months ended September 30, 1998 also increased as compared to the same period in 1997 as a result of the increase in the average number of aircraft in the fleet from 7.3 to 9. Maintenance expenses increased on a cents per ASM basis from 1.44 cents for the nine months ended September 30, 1997 to 2.03 cents for the nine months ended September 30, 1998. This increase in cents per ASM mainly resulted because the fixed costs of the Company's maintenance efforts were spread over 24% fewer ASMs.

Passenger service expenses decreased 10% from $5.8 million (approximately 9% of operating revenues) for the nine months ended September 30, 1997 to $5.2 million (approximately 7% of operating revenues) for the nine months ended September 30, 1998. The Company significantly reduced its inconvenienced passenger costs as a result of the Company's strategy to deliver a more reliable product to its customers. In addition, this decrease was attributable to an 8% decrease in block hours flown in the nine months ended September 30, 1998 as compared to 1997 as well as cost savings from the reduction in the Company's passenger liability insurance rates.

Aircraft and traffic servicing expenses increased 2% from $12.8 million (approximately 20% of operating revenues) for the nine months ended September 30, 1997 to $13.0 million (approximately 17% of operating revenues) for the nine months ended September 30, 1998. The Company experienced increases in station rent, employee salaries and benefits related to the Company's dispatch, scheduling, station management and system control departments in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. These increases were offset, however, by decreases in station ground handling expenses and station salaries that correspond to the decrease in the number of cities served. Aircraft and traffic servicing expenses increased on a cents per ASM basis from 1.26 cents for the nine months ended September 30, 1997 to 1.68 cents for the nine months ended September 30, 1998 as a result of the fixed costs of the Company's aircraft and traffic servicing functions being spread over 24% fewer ASMs.

Promotion and sales expenses decreased 11% from $16.2 million (approximately 26% of operating revenues) in the nine months ended September 30, 1997 to $14.5 million (approximately 18% of operating revenues) in the nine months ended September 30, 1998. This decrease was primarily the result of the decrease in the number of cities served and the dollars that were spent on direct advertising in the nine months ended September 30, 1998 as compared to 1997. During the nine months ended September 30, 1998, the Company incurred direct advertising of $4.0 million versus $6.1 million in the same period of 1997. Increases in travel agency commissions and credit card processing fees in the nine months ended September 30, 1998 as compared to 1997 offset this decrease. These increases were the result of the 26% increase in operating revenues in the nine months ended September 30, 1998 as compared to the same period in 1997. The average promotion and sales cost per passenger decreased $3.06 or 19% from $15.85 in the nine months ended September 30, 1997 to $12.79 in the nine months ended September 30, 1998. Promotion and sales expenses increased on a cents per ASM basis from 1.60 cents for the nine months ended September 30, 1997 to 1.87 cents for the nine months ended September 30, 1998. This increase in cents per ASM resulted because the fixed costs of the Company's promotion and sales functions were spread over 24% fewer ASMs.

General and administrative decreased 17% from $3.8 million (approximately 6% of operating revenues) in the nine months ended September 30, 1997 to $3.2 million (approximately 4% of operating revenues) in the nine months ended September 30, 1998. The decrease in general and administrative expenses in the nine months ended September 30, 1998 as compared to 1997 is the result of decreases in general liability insurance, property tax, accounting staff salaries and office rent.

Depreciation and amortization expenses increased 18% from $1.5 million (approximately 2% of operating revenues) in the nine months ended
September 30, 1997 to $1.8 million (approximately 2% of operating revenues) in the nine months ended September 30, 1998 due to the increase in depreciable assets since December 31, 1997.

Other expense, net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees of the letter of credit issued on behalf of its credit card processor and the bank line of credit agreements, each executed in 1997, the Company issued certain stockholders warrants to purchase shares of common stock at exercise prices of $l.00 and $1.94 per share. Warrants vest quarterly in amounts dependent on the Company's exposure under the letter and line of credit, as defined in the respective agreements. Accordingly, the estimated fair value of the warrants issued each quarter related to the agreements is recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense decreased during the nine months ended September 30, 1998 as a result of the payoff of the line of credit in August 1998 as well as the conversion of demand notes payable to related parties to common stock during the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, proceeds from its initial public offering of Common Stock, proceeds from its public rights offering and the issuance of debt primarily to its principal stockholders. As of November 6, 1998, the Company has received net proceeds from the sale of its equity securities aggregating approximately $70.2 million.

In January 1998, the Company established a $1.9 million line of credit with INTRUST Bank, NA (Wichita, Kansas). The line of credit is guaranteed by certain stockholders and expires on January 30, 1999. In consideration for this guarantee and a previous guarantee in January 1997, the Company granted the guarantors warrants to purchase 1.9 million shares of the Company's Common Stock. In August 1998, the Company repaid its $1.9 million line of credit with a portion of the $5.2 million proceeds received from the exercise of unrelated warrants. The Company is currently reviewing alternative arrangements with financial institutions to secure a replacement line of credit. There can be no assurance that a replacement line of credit will be available on acceptable terms.

On March 20, 1998, the Company entered into a Note Exchange Agreement whereby the principal stockholders holding demand notes of $9.5 million agreed to exchange the demand notes and all accrued unpaid interest for Convertible Notes. On May 20, 1998, the Company converted the Convertible Notes plus accrued interest totaling approximately $10.6 million to Common Stock at a rate of $0.50 per share.

In the quarter ended March 31, 1998, the Company issued $3.0 million of unsecured 9% convertible promissory notes to certain principal stockholders of the Company. The Company converted the unsecured promissory notes, plus unaccrued interest, in aggregate amount of approximately $3.0 million to units of Series A Preferred Stock and Common Stock purchase warrants. Each unit cost $10 and consisted of one share of Series A Preferred Stock and a Common Stock purchase warrant. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock. Each warrant in the unit entitles the holder to purchase 40 shares of Common Stock at an exercise price of $0.55 per share of Common Stock. On August 6, 1998 and August 12, 1998, the warrant holders net exercised warrants representing rights to purchase 6,000,000 and 6,094,480, respectively, shares of Common Stock that were sold in the Series A Preferred Stock unit offering. Because the warrant holders elected to exercise the warrants on a net basis, as defined by the agreement, the Company issued an aggregate 8,110,936 shares of Common Stock in connection with the aforementioned exercises. The Company received no cash due to the warrant holder's election to exercise on a net basis.

On July 2, 1998, the Company notified certain principal stockholders of its intention to redeem 10,300,000 outstanding warrants that were issued in conjunction with the Company's April 1997 private unit offering. Each warrant issued in connection with the private offering entitled the holder to purchase one share of the Company's Common Stock for $0.50 per share. The Company issued 10,300,000 shares of Common Stock and received proceeds of $5,150,000 in August 1998 in connection with the exercise of these warrants.

In January and February 1998, the Company did not generate sufficient passenger ticket sales to provide for its operational cash needs. The Company funded its cash flow deficit through the issuance of demand notes to its principal stockholders, as discussed above. During the second and third quarters of 1998, the Company generated approximately $7.8 million of positive cash flows from operations. As of September 30, 1998, the Company had a working capital deficit of $7.8 million. Prior to the second quarter of 1998, the Company incurred significant losses, which when coupled with the working capital deficit at that time, created substantial doubt about the Company's ability to continue as a going concern. The financial statements presented elsewhere herein and the financial information presented herein were prepared assuming the Company will continue as a going concern and, as such, do not include any adjustments that might result from the outcome of this uncertainty.

During the nine month period ended September 30, 1998, the Company has experienced a significant increase in advanced ticket sales that has resulted in an increase to its air traffic liability. Currently, the Company has a $4.0 million letter of credit established by one of its principal stockholders and a $2.0 million stockholder guarantee in order to secure the Company's credit card processor. The letter of credit and stockholder guarantee expire in January 1999 and May 1999, respectively. The Company has begun negotiations to extend the term of the letter of credit and guarantee. If the Company is not able to extend the term of the letter of credit and guarantee or negotiate a reduction in its collateral requirement then the Company would be obligated to fund its credit card processor with $4.0 million in January 1999 and $2.0 million in May 1999. There can be no assurance that the principal stockholders will agree to such extension on acceptable terms, if at all, or that the Company's credit card processor would agree to a reduction in collateral. The Company does believe that cash on hand will be adequate to fund its credit card processor requirements, if needed.

In addition, in May 1998, the Company began depositing cash into a restricted cash account to provide for the Company's credit exposure in excess of $6.0 million as calculated by the credit card processor. At September 30, 1998, the Company had approximately $726,000 in a restricted cash account with its credit card processor. The Company has begun negotiations to reduce the collateral it must maintain with the credit card processor. There can be no assurance that the Company will be successful with these negotiations. If the Company is not successful in negotiating a reduction in its collateral requirements, then it must continue to deposit cash from ticket sales as collateral to the extent that exposure exceeds $6.0 million. Any cash utilized as collateral is refunded by the credit card processor when the Company's exposure falls below the previously calculated exposure or $6.0 million, whichever is greater. The Company does not anticipate that the $726,000 deposited with the credit card processor will be refunded in the foreseeable future as advance ticket sales are expected to stay constant or increase over the next year.

The Company estimates that major scheduled maintenance of its existing aircraft fleet through September 1999 will cost $7.6 million, of which $4.4 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. The Company expects to expend $2.5 million on various capital expenditures in the next year, which are primarily related to improvements for existing aircraft, increased aircraft parts inventory levels and improvements to its in-house computer systems. The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. The Company is currently in discussion with various aircraft lessors regarding possible fleet expansion. The Company's cash balance as of November 6, 1998 is sufficient to provide for the necessary estimated lease deposit requirements for up to four additional aircraft. Historically, the Company has been required to deposit between $140,000 and $420,000 per aircraft depending on the specific terms negotiated in the lease.

The Company must equip one of its existing aircraft with a hushkit to satisfy the December 31, 1998 Stage-3 noise requirements. The Company believes that through modification of current lease terms, the acquisition of a FAA certified hush kit would be available to allow the Company's fleet to meet Stage-3 noise requirements by December 31, 1998. The Company has entered into lease negotiations with one lessor and has agreed to the terms to fit one aircraft with a FAA certified hushkit and extend the term of the lease for one year. If the Company is unable to complete this renegotiation by December 31, 1998, then it must acquire a hush kit at a cost of approximately $1.3 million.

The Company has been generating positive cash flows from operations since March 1998 and expects to continue to generate sufficient cash to support its operations throughout the fourth quarter of 1998. The Company plans to continue to implement certain actions designed to achieve long-term profitability and improve its capital resources. Management's plans to achieve long-term profitability include increased focus on the price-sensitive business traveler and pricing strategies designed to maximize passenger revenue and continued focus on cost savings programs. There can be no assurance that its efforts will be successful.

Whether or not the Company's strategic plans to achieve long-term profitability are successful, the Company's projected expansion remains dependent upon raising additional capital. In addition to the $5.2 million received in August 1998 from the exercise of warrants, the Company is evaluating options on raising additional capital during the next six months. The Company's success in implementing actions designed to achieve long-term profitability and its ability to operate at profitable levels will determine if the Company will be able to raise additional capital. There can be no assurance that the Company's necessary working capital requirements to expand operations will be available on acceptable terms, or at all.

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

LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. The Company reported its first and second quarterly profit for the three months ended June 30, 1998 and September 30, 1998, respectively. Since the Company's inception on April 25, 1994, the Company has incurred significant losses and as of September 30, 1998 had an accumulated deficit of $70.6 million and a working capital deficit of $7.8 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company can maintain profitable operations.

AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES.
The airline business is extremely capital intensive, including, but not limited to, lease payment obligations and related maintenance requirements for existing or new aircraft. The Company's operations have been dependent upon equity and debt financings primarily from its principal stockholders. The Company will likely require additional financing to expand its operations. Management is evaluating additional sources of working capital and other financing arrangements, but there is no assurance that additional sources of working capital will be available on acceptable terms, or at all. There can be no assurance that the Company's principal stockholders will continue to provide working capital, if needed at a future time, for the Company's operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTENSE COMPETITION AND COMPETITIVE REACTION. The Company is subject to intense competition in all of its markets. Under the Deregulation Act, domestic, certificated airlines may enter and exit domestic markets and set fares without regulatory approval. All city-pair domestic airline markets, except for those that are slot controlled, are generally open to any domestic certificated airline. Airlines compete primarily with respect to fares, schedules (frequency and flight times), destinations, number of stops, frequent flyer programs and type (jet or propeller) and size of aircraft. The Company competes with various other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and financial resources than the Company. In response to the Company's commencement of service or increased frequency in a particular market, competing airlines have, at times, added flights and capacity and lowered their fares in the market, making it more difficult for the Company to achieve profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new nonstop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations in that market.

CONSUMER CONCERN ABOUT OPERATING SAFETY OF NEW-ENTRANT CARRIERS OR TYPE OF AIRCRAFT. Aircraft accidents or other safety-related issues involving any carrier may have an adverse effect on airline passengers' perceptions regarding the safety of new-entrant, low-fare carriers. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s or other aging aircraft could have a material adverse effect on the Company's business, financial condition and results of operations. For example, on May 10, 1998, in connection with a national mandate the FAA temporarily grounded all Boeing 737-200 jet aircraft with 50,000 or more cycles; seven of the Company's nine jet aircraft were grounded until electrical wiring in the fuel pumps could be inspected and replaced. The Company's aircraft passed the inspections and quickly resumed scheduled operations, however, there can be no assurance that future actions taken by the FAA will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for 12% of the Company's operating expenses for the quarter ended September 30, 1998.
The Company's average cost per gallon decreased from $0.70 per gallon in the quarter ended September 30, 1997, to $0.57 per gallon in the quarter ended September 30, 1998. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, suppliers will immediately pass through an increase in the cost of jet fuel to the Company. The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases.
In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of nine aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft remains competitive, and there can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed. Four of the Company's jet aircraft have leases that expire in December 1999. Although the Company has a lease renewal option on these aircraft, the Company is evaluating other options to replace these aircraft. In October 1998, the Company signed letters of intent to lease two additional Boeing 737-200 jet aircraft. The Company anticipates its tenth and eleventh aircraft to begin flying revenue service in March and April of 1999. Furthermore, if the Company is unable to lease additional aircraft that are in compliance with the Stage-3 noise compliance requirements, it may have to make significant capital expenditures to make its aircraft fleet meet such requirements.

GOVERNMENT REGULATION. The Company is subject to the Federal Aviation Act (the "Aviation Act"), under which the DOT and the FAA exercise regulatory authority over airlines. This regulatory authority includes, but is not limited to: (i) the initial determination and continuing review of the fitness of air carriers (including financial, managerial, compliance-disposition and citizenship fitness); (ii) the certification and regulation of aircraft and other flight equipment; (iii) the certification and approval of personnel who engage in flight, maintenance and operations activities; and (iv) the establishment and enforcement of safety standards and requirements with respect to the operation and maintenance of aircraft, all as set forth in the Aviation Act and the Federal Aviation Regulations. As a result of recent incidents involving airlines, the FAA has increased its review of commercial airlines generally and particularly with respect to small and new-entrant airlines, such as the Company. As is the case of all certificated air carriers, the Company's operations are subject to constant review by the FAA.

Additional rules and regulations have been proposed by the FAA from time to time in the last several years that, if enacted, could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. There can be no assurances that any of these rules or regulations would not have a material adverse effect on the Company's business, financial condition and results of operations.

The DOT and FAA also enforce Federal law with respect to aircraft noise compliance requirements. The Company's current fleet meets the current Stage-3 noise compliance requirements (50% of its fleet Stage-3 compliance). Seventy-five percent (75%) of its fleet must be Stage-3 compliant by December 31, 1998 and 100% of its fleet must be Stage-3 compliant by December 31, 1999. The Company intends to hushkit one of its Stage-2 aircraft to satisfy the 75% 1998 Stage-3 requirements.
Any future airplanes added to the fleet will have to meet Stage-3 requirements. The Company's tenth and eleventh aircraft, which have estimated delivery dates of March and April 1999, satisfy Stage-3 requirements. If the Company is unable to secure a hushkit for one or more of its aircraft or lease an additional aircraft by December 31, 1998, the required grounding of one of its aircraft may have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEE RELATIONS. While the Company currently operates with relatively low personnel costs and enjoys favorable relations with its employees, there can be no assurance that the Company will be able to maintain these low costs and favorable relationships. None of the Company's employee groups is represented by a labor union, as is the case for many airline industry employees. If unionization of the Company's employees were to occur, the Company's personnel costs could increase substantially.

PASSENGER TICKET TAX. The existing ten percent ticket tax was converted on October 1, 1997 to a combination of a reduced percentage tax based on the price of the ticket and a fee assessed for each flight segment. The new legislation reduced the domestic ticket tax from 10% to 9% (decreased to 8% on October 1, 1998 and decreasing to 7.5% on October 1, 1999) and added a new segment tax of $1.00 ($2.00 on October 1, 1998) that increases to $3.00 by the year 2002. Due to the Company's low fare structure, the combination of a percentage tax and flight segment fee resulted in an overall higher tax paid by individuals who purchase tickets on the Company's flights and, consequently, could have a negative impact on the Company's business, financial condition and results of operations if the Company is unable to pass this increased tax burden on to its passengers through increased fares. The Company is unable, however, to predict how the new tax/segment fee will affect demand for the Company's product in the future.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any material litigation or legal proceedings at this time and is not aware of any material litigation or legal proceedings threatened against it.

ITEM 2.	CHANGES IN SECURITIES
a. None.

b. None.

c. On July 2, 1998, the Company notified certain principal stockholders of its intention to redeem 10,300,000 outstanding warrants that were issued in conjunction with the Company's April 1997 private unit offering. Each warrant issued in connection with the private offering entitled the holder to purchase one share of the Company's Common Stock for $0.50 per share. The Company issued 10,300,000 shares of Common Stock and received proceeds of $5,150,000 in August 1998 in connection with the exercise of these warrants.

   On August 6, 1998, the Company received a notice from two principal stockholders of their intention to net exercise warrants representing rights to purchase 6,000,000 shares of Common Stock. The Company issued 4,035,714 in connection with this net exercise, as defined in the warrant agreement.

   On August 12, 1998, the Company received a notice from certain stockholders of their intention to net exercise warrants representing rights to purchase 6,094,480 shares of Common Stock. The Company issued 4,075,222 shares in connection with this net exercise, as defined in the warrant arrangement.

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


Signature and Title                              Date

\S\ ROBERT J. SPANE                              November 14, 1998
Robert J. Spane, President and Chief
        Executive Officer

\S\ WILLIAM A. GARRETT                           November 14, 1998
William A. Garrett, Vice President - Finance and Chief Financial Officer
	(Principal Financial and Accounting Officer)