Form 10-K
period 1998-12-31
VANGUARD AIRLINES INC \DE\
filed 1999-03-31
CIK 1000578

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
	             Washington, D.C. 20549

	                   FORM 10-K

(MARK ONE)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1998.

	OR

(    )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______ TO _______.

         	Commission File Number 33-96884

	          VANGUARD AIRLINES, INC.
	(Exact name of Registrant as specified in its charter)

Delaware						48-1149290
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)	Identification Number)

            533 Mexico City Avenue
	      Kansas City International Airport
	      Kansas City, Missouri 64153
	      (913) 789-1388
(Address of principal executive offices, including zip code;
	Registrant's telephone number, including area code)


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

Yes  X           No
    ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 1999, there were 85,382,389 shares of Common Stock outstanding, of which 76,436,807 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 1999 of $1.00, was $8,945,582.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

GENERAL

Vanguard Airlines, Inc. ("Vanguard" or the "Company") was incorporated in Delaware on April 25, 1994. The Company's principal offices are located at 533 Mexico City Avenue, Kansas
City International Airport, Kansas City, Missouri 64153, and its telephone number is (913) 789-1388.

Vanguard is a low-fare airline offering convenient, non-stop and connecting scheduled jet service to destinations in established markets for both business and leisure travelers. The Company currently operates ten leased Boeing 737-200 jet aircraft. The Company accepted delivery of its eleventh aircraft on March 13, 1999, which is anticipated to enter revenue service on April 15, 1999. The Company's schedule provides an average of 59 daily weekday flights serving Kansas City, Atlanta, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Myrtle Beach and Pittsburgh. The Company will commence service to Cincinnati from Chicago-Midway on April 15, 1999 when it will offer 69 daily weekday flights. In January 1999, the Company signed a letter of intent to lease three Boeing 737-200 jet aircraft with deliveries anticipated throughout 1999. These three additional Boeing 737-200 aircraft will replace three older Stage II aircraft in the Company's fleet that are scheduled to be returned to its lessors in 1999. The Company also provides limited charter services. The Company has experienced significant growth since the commencement of operations in December 1994, and has achieved operating revenues of approximately $36.2 million for the year ended December 31, 1995, $68.6 million for the year ended December 31, 1996, $81.4 million for the year ended December 31, 1997 and $104.3 million for the year ended December 31, 1998.

COMPANY'S LOW-FARE SERVICE

The Company's low-fare service is designed to meet the needs of, and stimulate demand among, price-sensitive business and leisure travelers. To compete favorably, low-fare airlines must offer services that are price competitive with other airlines in its markets and, particularly with respect to short-haul markets, are competitive with ground transportation alternatives. The Company typically offers its airline services at fares that are substantially lower than fares offered prior to its entry into its markets, especially with respect to reservations made within seven days of departure. The Company's fares, however, are typically matched by the incumbent carriers, especially with respect to reservations made more than seven days prior to departure. The Company believes its low-fare strategy will continue in light of the Company's cost structure; however, the Company has marginally increased fares in most of its markets.

The Company operates a revenue management system that monitors its fares and inventory in each of its markets. The primary price categories are: (i) promotional; (ii) 14-day advance; (iii) seven-day advance; (iv) one-day advance and (v) walk-up. Within each primary category, there are smaller fare price increments that are tailored to specific conditions and historical operating data. The purpose of the revenue management system is to achieve and maintain acceptable load factor and yield levels in each market, thereby maximizing revenue per available seat mile.

Most of the Company's fares are sold on a nonrefundable basis and do not require a minimum or a Saturday night stay. Customers who change their itinerary on a nonrefundable ticket, or who fail to use a purchased flight reservation when scheduled and provide advance notice to the Company, may apply the funds toward the purchase of another Vanguard flight for use within 180 days of the scheduled flight date, subject to a $50 service charge. As a result of its primarily non-refundable fare structure, the Company's passengers typically take their designated flights, and the Company believes its "no-show" rate is approximately 6%. The Company also offers refundable fares.

The Company's low-fare service is intended to satisfy most of the basic air transportation needs of the Company's targeted customers while establishing the Company's reputation as a small yet reliable airline where customers receive more than they expect from typical low-fare airlines. The Company offers advance seat assignments and more legroom than typical low-fare airlines. The Company believes that the basic air transportation needs of its targeted customers can be satisfied by providing a limited number of flights per day on most routes, low-fares, a frequent flyer program, in-flight beverages and advance seat assignments. The Company, however, does not offer airport clubs, city ticket offices (except for the city ticket office in Mission, Kansas) or certain other amenities offered by many of its competitors. In addition, the Company does not interline with other domestic jet airlines, which affects, but does not prevent, the Company's ability to reaccommodate its passengers in the event of flight cancellations or delays. While many business travelers select traditional airlines based on the availability of these amenities, the Company believes that there is substantial demand for its low-fare service both from the cost-conscious business travelers and leisure travelers.

ROUTE SYSTEM AND SCHEDULING

The Company serves primarily short- to medium-haul, high-volume markets with three to six round-trip flights per day. On March 1, 1999, the average stage length of the Company's flights was approximately 464 miles. Average stage length represents the scheduled service aircraft miles flown divided by the total number of departures. The Company has implemented various modifications to its route structure since beginning operations in 1994. The Company's original 1994 route structure was based on a point to point strategy that focused on short- to medium-haul markets within the Midwestern and Rocky Mountain regions of the United States.

In December 1996, the Company launched a hub and spoke strategy based in Kansas City. During the first quarter of 1997, the Company operated approximately 60 flights per day primarily from its hub in Kansas City and during this period provided service to the most non-stop destinations from Kansas City. This schedule included three "red-eye" flights from the West Coast (Las Vegas, Los Angeles and San Francisco) as part of its strategy to offer more destinations with the same number of aircraft, thereby increasing aircraft utilization and available seat miles ("ASMs").
 Due to poor reliability and financial performance of the hub and spoke schedule implemented in December 1996, the Company revised its schedule and reduced the number of destinations offered in September 1997.

The Company increased frequency on selected routes, eliminated its West Coast flying from Kansas City and increased times between arrivals and departures in order to increase its reliability and on-time performance. The revised schedule reduced ASMs and daily average aircraft utilization. Unit cost increases as a result of reducing ASMs are expected to be offset by cost reduction strategies, improved reliability and higher fares and passenger loads in denser markets. In December 1997, the Company initiated service between Chicago-Midway and Pittsburgh and Pittsburgh and New York City-JFK, with two flights per day. In June 1998, the Company terminated service between Pittsburgh and New York City-JFK.

The Company's strategy allows it to pursue measured growth by expanding in existing markets as well as entering new markets where its low cost structure, current operating efficiencies and quality of operations can be preserved. As of March 1, 1999, the Company operated non-stop service in the following markets: (i) Atlanta and Kansas City; (ii) Chicago-Midway and Kansas City; (iii) Chicago-Midway and Minneapolis/St. Paul; (iv) Chicago-Midway and Pittsburgh; (v) Dallas/Ft. Worth and Kansas City; (vi) Denver and Kansas City; (vii) Minneapolis/St. Paul and Kansas City; and (viii) Atlanta and Myrtle Beach. The Company is scheduled to commence non-stop service between Chicago-Midway and Cincinnati on April 15, 1999 and limited seasonal service between Pittsburgh and Myrtle Beach on April 4, 1999. The Company's flights are also timed to provide connecting opportunities to and from other combinations of these city pairs primarily at its Kansas City and Chicago gateways.
 In addition, the Company's schedule provides for convenient direct service between certain high passenger volume markets such as (i) Dallas/Ft. Worth and Chicago-Midway and (ii) Denver and Atlanta.

RESERVATION AND INFORMATION SYSTEMS

The Company's new reservation system (purchased in the third quarter of 1997) continues the Company's simplified ticketless service and is an important component of the Company's attempt to maintain its low cost structure. The Company's integrated reservation, marketing and revenue accounting system is designed to capture information at its source and eliminate paper records when possible. The Company's system provides immediate access to detailed market by market data, as well as customer and financial information obtained throughout the reservation and boarding process. This system also collects, organizes and stores data on customers in support of the Company's frequent flyer program and a number of other direct marketing efforts. Management believes that the ease of immediate access to timely, detailed information through its reservation system enhances management functions. In connection with its new reservation software, the Company anticipates the ability to sell tickets over the internet through its home page on the internet, www.flyvanguard.com, in 1999.

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

The Company's new reservation software permits the Company to participate in the SABRE and WORLDSPAN Computer Reservation Systems
(CRSs). The Company began participating in the SABRE CRS and WORLDSPAN CRS in August 1997 and April 1998, respectively. Travel agents utilizing the SABRE and WORLDSPAN CRSs may book seats on the Company's flights, without the need to call the Company's reservation center. The Company's reservation software and level of CRS participation allows travel agents to send automated requests to the Company's reservation system to verify availability of seats and prices; upon verification from Vanguard's reservation system, the travel agent utilizes a credit card to complete the automated sale. The Company intends to continue to be a totally ticketless operation. The Company previously only displayed its flight schedule in the WORLDSPAN and GALILEO CRSs and the Company did not display its schedule in the much larger SABRE CRS. The Company will continue to display its flights in the GALILEO CRS, but travel agents utilizing the GALILEO CRS currently must call the Company's reservation center to book a flight.

The Company currently does not intend to participate in the Airline Reporting Corporation ("ARC"), the airline industry collection agent for travel agency sales. At the time a travel agency reservation or sale is made, the Company identifies the travel agency making the booking by taking credit card information.
 As of April 1, 1998, the Company required most travel agencies to pay by credit card thereby reducing collection costs and bad debt expenses. Although travel agencies are most accustomed to doing business through ARC, the Company believes that the cost savings realized by avoiding the fees, ticket handling and revenue accounting costs inherent in the ARC system justify the Company's decision not to participate in ARC. The Company's participation in the SABRE and WORLDSPAN CRSs will require the travel agent to utilize a credit card to guarantee the completion of the sale. The Company refers to this guaranteed credit card process as "guaranteed ticketing." Under guaranteed ticketing, the Company collects cash from the travel agency bookings directly from the credit card processor. Further, the importance of collecting outstanding travel agency bookings is eliminated because the Company does not participate in ARC or maintain its own internal billing and collection functions.

In the future, the Company may encounter problems with features added to its computer system, with new computer hardware provided by third parties or with a greater volume of reservations. If the Company experiences a system failure, revenues may be lost or significant expenses incurred in repairing, modifying or replacing the system. With its ticketless service, the Company is dependent on its computerized reservation system for information regarding confirmed passengers and flight schedule. The Company is considering outsourcing its computer reservation system to a large third party provider in the second quarter of 1999.

MARKETING AND PROMOTION

A majority of the Company's customers call its reservation center directly to make their reservations. As a result, the Company advertises directly to potential customers using primarily newspapers, television and radio. The Company's advertisements feature the Company's destinations, lowest available fares and the Company's toll free phone number, 1-800-VANGUARD. Currently, the marketing efforts of the Company are concentrated on price and destination advertisements. The Company recently introduced numerous initiatives designed to capture a larger share of the cost-conscious business traveler market. In November 1997, the Company launched its Road Warrior SM Program to attract more business travelers. The Company's Road Warrior SM Program offers among other amenities, guaranteed timely arrivals, guaranteed seats on every flight, preferred seating, pre-assigned seating, refundable tickets, no change fees and a business class hotline, 1-800-UFLY-EXEC. In addition to its Road Warrior SM Program, the Company now aggressively pursues group and bulk ticket sales to price sensitive business travelers. The Company intends to continue to build brand awareness around the Road Warrior SM Program.

Approximately 40% of the Company's customers use travel agents to make their reservations. The Company has implemented marketing strategies and programs to build on its relationships with travel agencies throughout its route system. The Company pays an 8% commission to travel agents. The Company also communicates regularly with travel agents through personal visits, parties, direct mail and telemarketing. The Company anticipates a moderate increase in travel agent bookings due to its participation in the SABRE CRS and WORLDSPAN CRS and guaranteed ticketing participation in the GALILEO CRS. See "-Reservation and Information Systems."

The Company's frequent-flyer program awards free round-trip tickets on Vanguard to customers who complete 16 Vanguard flights, or eight round trips, within any 12 month period. In addition to its standard frequent flyer program, the Company on occasion accelerates rewards on its frequent flyer program. The Company is currently working on further enhancements and partnerships to its frequent flyer program in order to establish more active communication with frequent flyers and partners.

MOTIVATED AND TRAINED WORKFORCE

The Company believes that the success of an airline is dependent in large part on the attitudes of its people. The Company has developed a corporate culture that provides an environment of relaxed, casual professionalism for its employees. The Company attempts to provide a working environment conducive to personal responsibility, creativity, accountability and commitment. The Company has created an informal atmosphere and employed a horizontal management structure to facilitate communication throughout the organization. To keep all employees informed about the Company's status and developments, the Company hosts a quarterly question and answer session with the Company's Chairman of the Board, Chief Executive Officer and President, Robert J. Spane, and other executive officers of the Company. In addition, the Company established various information lines and a daily Company newsletter to improve the flow of information and communications throughout the Company.

The Company seeks to select, train and maintain a highly productive workforce of skilled, enthusiastic and energetic employees and reward them for performance by allowing them to share in the Company's success. Management believes that its base wage and benefit levels are generally at market rates of other similar airlines. The Company expects to maintain a motivated workforce through its selection process and a casual and friendly working environment. In addition, the Company as of January 1, 1999 has implemented a matching component to its 401(K) plan and also offers an employee stock purchase plan and a profit sharing plan. In December 1998, due to the Company's improved financial performance, the Company paid a bonus to all employees who had been with the Company for one year. The Company expects that the aforementioned programs will further align the interests of its employees, the Company and its customers.

The airline business is highly regulated. Regulations promulgated by the Federal Aviation Administration ("FAA") require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown and to be medically certified as physically fit. Licenses and medical certification requirements are subject to periodic continuation requirements including recurrent training and recent flying experience. Both pilot training and mechanic training for the Boeing 737-200 jet aircraft are generally provided by independent contractors, including other airlines. Currently, the average age and flight time of the Company's pilots is 42 years and 4,300 hours, respectively. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for the Company's aircraft. Flight attendants must have initial and periodic training and certification. All of these employees are subject to pre-employment and subsequent random drug and alcohol testing. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by the FAA regulations.

Many airlines are unionized. Management has attempted to create an environment that is informal and that facilitates the free flow of communication, which may reduce employees' desires to be represented by unions. On March 9, 1999, the National Mediation Board recognized the Vanguard Airlines Pilots Association ("VAPA") as the bargaining unit for the Company's pilots. The Company is in the very beginning stages of contract negotiations with VAPA. The Company believes that its low-cost structure is derived from its simplified procedures and not simply from its employee compensation structure, however, the Company is unable to predict the affect the unionization of its pilots will have on the financial performance of the Company.

AIRPORT OPERATIONS

The Company currently serves eight airports. The Company has leases with the airport authorities at certain airports and sublease or handling arrangements directly with signatory airlines at other airports. In May 1998 and February 1999, the Company entered into leases for gates with the appropriate airport authorities in Kansas City, Missouri and Minneapolis, Minnesota, respectively. The Company began providing its own ground handling services in both of these cities shortly after signing the respective lease agreements. Most of the sublease or handling arrangements, as discussed below, can be terminated by the other airlines or the Company upon 30 to 60 days notice. If such a termination were to occur, the Company would have to make alternative arrangements or cease operations at the affected airport. There can be no assurance that alternative arrangements would be available at all or at a reasonable cost. See "- Government Regulation."

Ground handling services typically involve (i) public contact services, such as meeting, greeting and serving the Company's customers at the check-in counter, gate and baggage claim areas and
(ii) underwing ground handling services such as marshaling the aircraft into and out of the gate, baggage loading and unloading, as well as lavatory and water servicing, deicing and certain services provided to the aircraft overnight. Public contact services at the Company's various airports are mainly conducted by the Company's full- and part-time employees. Except as indicated above, underwing ground handling services are primarily provided by other airlines and/or fixed based operators. The Company performs its own underwing ground handling services at Chicago-Midway, Kansas City and Minneapolis/St. Paul Airports.

AIRCRAFT

The Company's aircraft fleet consists of eleven leased Boeing 737-200 jet aircraft. The Company has signed letters of intent to lease three additional Boeing 737-200 aircraft, which will replace the three Stage II aircraft in the Company's fleet. The Company intends to return one aircraft in July 1999 and two aircraft in December 1999 to their lessors in connection with the expiration of their leases. Eight of the Company's jet aircraft were manufactured between 1968 and 1970. Three were manufactured between 1979 and 1982. The three replacement aircraft scheduled for delivery in 1999 were manufactured in 1981. The remaining eight aircraft have varying lease termination dates: three of its Boeing 737-200 jet aircraft has been leased for a term through 2000; two of its aircraft have been leased for a term through 2002; and three for a term through 2004. See "Factors That May Affect Future Results of Operations - Limited Number of Aircraft; Aircraft Acquisitions."

All expenses relating to the maintenance and operation of the aircraft are the Company's responsibility. While the Company anticipates a higher maintenance cost for older aircraft, including costs to comply with FAA Airworthiness Directives ("ADs") and regulations for aging aircraft, the Company believes that the total costs of operating the Boeing 737-200 jet aircraft is competitive with newer aircraft types because the Company's aircraft have significantly lower acquisition or lease costs. Lower acquisition or lease costs result in lower fixed costs, which the Company believes will allow greater flexibility to adjust capacity to demand.

The Company's aircraft must be brought into 100% compliance with Federal Stage III noise level requirements by December 31, 1999. Currently, the Company's fleet meets the Stage III noise compliance requirements of 75%. The Company's plans to return its three remaining Stage II aircraft in 1999 and projects 100% Stage III Compliance by December 31, 1999. The Company's aircraft to be delivered in 1999 will meet Stage III requirements.

Because the Company's aircraft fleet consists of eleven aircraft, if one or more of its aircraft was not in service, the Company would experience a proportionally greater loss of capacity than would be the case with a larger airline. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance, however, could materially and adversely affect the Company's service, reputation and financial performance. In the event the Company seeks to lease additional aircraft in order to expand its service and/or route system, there can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed.

MAINTENANCE AND REPAIRS

All maintenance and repairs are accomplished in accordance with the Company's maintenance program approved by the FAA. Older aircraft, in general, incur greater maintenance expense than newer aircraft. The Company believes that its aircraft are mechanically reliable and that the ongoing cost of maintenance on such aircraft is, and will continue to be, within industry norms. The Company must comply with existing ADs and regulations for aging aircraft issued by the FAA. In addition, the Company may be required to comply with future ADs or regulations regarding maintenance and repairs. There can be no assurance that the Company's costs of maintenance in the future (including costs to comply with ADs and regulations) will fall within industry norms or that the Company's aircraft will be reliable over time.

Aircraft maintenance consists of routine and daily maintenance and major overhauls. Routine or daily maintenance is generally performed by the Company's mechanics in Kansas City, Chicago-Midway, Pittsburgh and Minneapolis/St. Paul or in various other cities, as needed, by independent contractors. The Company employs approximately 100 mechanics and related personnel. The Company has contracted with various independent FAA certified maintenance operations to perform its major scheduled maintenance.

The Company continues to increase its inventory of spare parts. In addition, the Company has contracted with an independent contractor to make spare parts available. For this service, the Company pays a monthly lease fee based on the value of the parts in stock, in addition to the repair costs on "off" units when, and if, the inventoried parts are installed on the Company's aircraft.

FUEL

The cost of jet fuel is one of the Company's largest operating expenses (approximately 13.4% of operating expenses when including taxes and the cost of delivering fuel into the aircraft for the year ended December 31, 1998). Fuel costs have declined significantly over the past 12 months. For the first two months of 1999, the Company purchased fuel for approximately $0.49 per gallon (including taxes and the cost of delivering fuel into the aircraft), which is significantly less than the 1998, 1997 and 1996 average cost of $0.58, $0.74 and $0.79 per gallon, respectively. Significant changes in jet fuel prices have materially affected the Company's operating results in the past. Jet fuel prices are susceptible to international events. The Company cannot predict the effect of events on the future availability and cost of jet fuel. The Company's 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors, whose average aircraft is newer and thus more fuel-efficient.

The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel is immediately passed through to the Company by suppliers. As a result, the Company has experienced reduced margins due to its inability to increase fares sufficiently to compensate for higher fuel costs and taxes. Even if it is able to raise selected fares, the Company will experience reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply could also have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results of Operations -- Fuel Costs."

COMPETITION

Under the Airline Deregulation Act of 1978 (the "Deregulation Act"), domestic certificated airlines are free to enter and exit domestic routes and to set fares without regulatory approval, and all city pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive and susceptible to price discounting. Airlines compete primarily with respect to fares, scheduling (frequency and flight time), destinations, frequent-flyer programs and type (jet or propeller) and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations or even maintain operations in that market. In the future, other airlines may set their prices at or below the Company's fares, introduce new non-stop service between cities served by the Company or add additional capacity in markets served by the Company in an attempt to prevent the Company from achieving or continuing profitable operations. The Company may also face competition from existing airlines that may begin serving markets the Company serves, from new low-cost airlines that may be formed to compete in the low-fare market (including any airlines that may be formed by major airlines) and from ground transportation alternatives. See "Factors that may Affect Future Results of Operations-Intense Competition and Competitive Reaction."

GOVERNMENT REGULATION

All interstate air carriers are subject to regulation by the DOT and the FAA under the Federal Aviation Act (the "Aviation Act"). The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing and training and maintenance standards. In general, the amount of economic regulation over interstate air carriers in terms of market entry, exit, pricing, and inter-carrier acquisitions and agreements has been greatly reduced subsequent to enactment of the Deregulation Act.

Presently, four airports, Chicago-O'Hare, New York City-
LaGuardia, New York City-JFK and Washington, D.C.-National, are regulated by means of "slot" allocations, which represent governmental authorizations to take off or land at a particular airport within a specified time period. The DOT regulations currently permit the buying, selling, trading or leasing of slots.
 Slot values depend on several factors, including the airport, time of day covered, the availability of slots and the class of the aircraft. FAA regulations require the use of each slot at least 80% of the time and provide for forfeiture of slots in certain circumstances without compensation. The DOT may require forfeiture of slots without compensation if it determines slots are needed to meet operational needs of international or essential air transportation. The Company currently does not serve any airports that require slot allocations. The Company filed an application for slot exemption to allow the Company to offer non-stop service between Kansas City and New York City-JFK and between Pittsburgh and New York City-JFK. The slot restrictions at New York City-JFK cover a five-hour period between 3:00 p.m. and 7:59 p.m.

Vanguard began flight operations in December 1994. Since then, Vanguard has had no reportable incidents to the DOT that have involved serious bodily injury or significant damage to any of the Company's aircraft.

The Company's flight personnel, flight and emergency procedures and aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA. The Company believes that the FAA often applies strict scrutiny to the operations of small or new entrant airlines to ensure proper compliance with FAA regulations. FAA examiners have flown on numerous Company flights and have subjected its flight and ground personnel to periodic announced and unannounced reviews and inspections. The Company believes that its operations and compliance with FAA regulations are within industry standards.

The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended, under the Airport Noise and Capacity Act of 1990 ("ANCA") and, along with the Environmental Protection Agency, under the Clean Air Act, as amended, to monitor and regulate aircraft engine noise and exhaust emissions. The Company believes its aircraft comply with all applicable FAA noise control regulations and with current emissions standards. See "Aircraft and Maintenance and Repairs."

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

EMPLOYEES

As of March 1, 1999 the Company employed approximately 769
full-time and 152 part-time employees consisting of 96 pilots, 122 flight attendants, 34 line mechanics, 214 station agents, 216 reservation agents and 239 management and staff personnel.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994 and until 1997, the Company incurred significant losses from operations. In 1998, the Company recorded income from operations of $1.5 million and generated positive cash flow from operations of $6.0 million. As of December 31, 1998 the Company had an accumulated deficit of $71.2 million and a working capital deficit of $7.9 million. As of December 31, 1998, the Company had positive stockholders' equity of $5.8 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company will be able to sustain profitable operations in the future.

AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING
RESOURCES. The airline business is extremely capital intensive, including, but not limited to, lease payment obligations and related maintenance requirements for existing or additional aircraft. Historically, the Company's continued operations have been dependent upon equity and debt financings from its principal stockholders. There can be no assurance that the Company's principal stockholders will provide working capital for the Company's operations if the Company is unable to continue to generate positive cash flow from its operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

INTENSE COMPETITION AND COMPETITIVE REACTION. The Company is subject to intense competition on all of its routes. Under the Deregulation Act, domestic certificated airlines may enter and exit domestic markets and set fares without regulatory approval. All city-pair domestic airline markets, except for those that are slot-controlled, are generally open to any domestic certificated airline. Airlines compete primarily with respect to fares, schedules (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller) and size of aircraft. The Company competes with various other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity and lowered their fares in the market, making it more difficult for the Company to achieve profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations in that market.

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

FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 13.4% of the Company's operating expenses for the year ended December 31, 1998. The Company's average cost per gallon for the past three years have been $0.79 per gallon in the year ended December 31, 1996, $0.74 per gallon in the year ended December 31, 1997 and $0.58 per gallon in the year ended December 31, 1998. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers.
The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS.  The
Company's fleet consists of eleven aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft fluctuates based on certain worldwide macroeconomic factors. There can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed. See "Business - Aircraft."

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

The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet meets the current, Stage III noise compliance requirements (75% of its fleet Stage III compliance). By the end of 1999, the Company's aircraft fleet is required be 100% Stage III compliant. The Company plans to return its three remaining Stage II aircraft this year upon the expiration of their leases. See "Business - Aircraft."

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

ITEM 2.  PROPERTIES

The Company leases approximately 20,500 square feet of office space near Kansas City International Airport ("KCI") for corporate, training, operation and maintenance functions pursuant to a month-to-month lease. The Company leases approximately 17,000 square feet of office space in Mission, Kansas for corporate offices and reservation's center, under a lease that expires in September 1999.
 The Company is in discussions to renew a portion of the Mission, Kansas lease for its reservation center. The Company also leases approximately 7,250 square feet in Lawrence, Kansas, which was used as one of its two reservations facilities. The Company closed its Lawrence, Kansas reservation center in September 1997. The Company has subleased this call center to a third party since September 1997 and is in current discussions to sublease or assign the remaining two years of its lease to the current subtenant.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of the Company's executive officers and directors as of March 1, 1999:

        NAME	  			 AGE	 POSITION

Robert J. Spane 	 	58	  Chairman of the Board, Chief Executive
                        Officer and President
James E. Eckart	  	55	  Vice President - Ground Operations
William A. Garrett	33	  Vice President - Finance and Chief
                        Financial Officer
Brian S. Gillman		 29   Vice President, General Counsel and
                        Secretary
Alan R. Gorthy, Jr.	53 	Vice President - Maintenance
James B. Miller		  60  	Vice President - Engineering and
                        Quality Assurance
William F. McKinney	59	 Vice President - Operations
Russell Winter		    32 	Vice President - Marketing and
                        Planning
Lee M. Gammill, Jr.	64	 Director
Denis T. Rice	     	66 	Director
Leighton W. Smith	  59  Director

Set forth below is a description of the business experience of each executive officer and director of the Company.

ROBERT J. SPANE was elected a director of the Company in May 1996 and elected Chairman of the Board, Chief Executive Officer and President of the Company in June 1997. Mr. Spane served in the U.S. Navy for 35 years where his last position was Commander, Naval Air Force Pacific, which he held from October 1993 to February 1996. Mr. Spane, as Commander,
Naval Air Force Pacific, was responsible for all finances, training, logistics and the material condition of all aircraft carriers, aircraft and naval air stations in the Pacific. Mr. Spane retired from the U.S. Navy in February 1996 as a Vice Admiral.
Mr. Spane is a 1962 graduate of the U.S. Naval Academy.

JAMES E. ECKART joined the Company in July 1997 as a customer service consultant and was appointed Vice President of Ground Operations in August 1997. For over 30 years Mr. Eckart was involved in aviation-related activities as a United States Naval Aviator, where he served most recently as a Captain. While in the Navy, Mr. Eckart commanded aviation squadrons and major aviation shore stations, was also involved in aviation training and served as liaison between the U.S. Navy and the FAA. Mr. Eckart holds a commercial pilot license and a degree in Human Resources Management.

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

BRIAN S. GILLMAN joined the Company in July 1996 as Vice
President, General Counsel and Secretary. From September 1994 to July 1996, Mr. Gillman was an associate in the law firm of Stinson, Mag & Fizzell, P.C., Kansas City, Missouri, where he served as a corporate counsel for the Company. Mr. Gillman received his Juris Doctorate and B. B. A. in Accounting from the University of Iowa in 1994 and 1991, respectively.

ALAN R. GORTHY, JR. joined the Company in November 1997 as the Station Manager in Kansas City. He was promoted to Director of Stations in May 1998 and was appointed as Vice President - Maintenance in August 1998. Prior to joining the Company, Mr.

Gorthy was employed with United Sports of America, an international sports promotion and entertainment company from March 1995 to October 1997. Mr. Gorthy retired in November 1994 as a Captain in the U. S. Navy. During his twenty-five years of service, which began in February 1969, Mr. Gorthy commanded aviation squadrons and major aviation shore stations.

JAMES B. MILLER joined the Company in April 1996 as Manager of Maintenance Programs and Planning, was appointed to Director of Quality Assurance in July 1997, Vice President - Maintenance in March 1998 and Vice President - Engineering and Quality Assurance in August 1998. Prior to joining the Company, Mr. Miller was employed with Trans World Airlines for 28 years. Mr. Miller served most recently as a Staff Vice-President, Engineering and Quality Assurance for Trans World Airlines.

WILLIAM F. MCKINNEY joined the Company in March 1996 as Chief
Pilot and was appointed Vice President - Operations in April 1996. Prior to joining the Company, Captain McKinney served as a pilot for Trans World Airlines for 29 years, where he served most recently as General Manager of Flying (Chief Pilot) for the Western Region of the United States.

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

ADMIRAL LEIGHTON W. SMITH, JR. USN (RET.) was elected a director of the Company in August 1998. Admiral Smith was appointed the honor of a four star rank in April 1994, became Commander in Chief of the Allied Forces Southern Europe and concurrently assumed the command of the NATO-led Implementation Force (IFOR) in Bosnia in December 1995. Admiral Smith retired from the U.S. Navy after 34 years of service in October 1996. Currently, he serves as a Senior Fellow at the Center for Naval Analysis, is Chairman of the Board of Trustees of the U. S. Naval Academy Alumni Association. Admiral Smith also serves on the Executive Boards of the Naval Aviation Museum and the Association of Naval Aviation and is on the National Advisory Council to the Navy League.

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

                         High	       Low
1997
First Quarter          		$3 1/8     	$1 3/4
Second Quarter	         	$2 3/16    	$1 3/8
Third Quarter		          $2 	        $1 1/8
Fourth Quarter		         $1 1/8     	$ 4/10

1998
First Quarter          		$ 3/4	      $ 1/2
Second Quarter	         	$1 5/8	     $ 9/16
Third Quarter	          	$1 7/8	     $ 15/16
Fourth Quarter	         	$1 1/8	     $ 7/8

1999
January	               		$1 1/8     	$1
February		               $1 1/8	     $ 15/16

The above OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 1, 1999, there were approximately 353 holders of record of Common Stock.

DIVIDEND POLICY

The Company has not declared or paid dividends on its Common
Stock. The Company currently intends to retain any future earnings to fund operations and to continue the development of its business and, thus, does not expect to pay any cash dividends on its common stock in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

On January 17, 1999, two of the Company's principal stockholders agreed to establish a two-year $4.0 million letter of credit in favor of the Company's credit card processor on behalf of the Company. In consideration for the establishment of this letter of credit, the Company issued up to 4,000,000 warrants to purchase shares of Common Stock with an exercise price of $1.00 per share. Upon execution of the letter of credit, 400,000 warrants immediately vested. The remaining 3,600,000 vest quarterly according to the amount of exposure under such letter of credit. Each warrant expires on January 17, 2004. This transaction was made under an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data and other operating data of the Company for the years ended December 31, 1995, 1996, 1997 and 1998 and for the period from inception
(April 25, 1994) to December 31, 1994. The selected financial data in the table have been derived from the audited financial statements of the Company, which are included elsewhere herein. The data should be read in conjunction with the Financial Statements of the Company and the related Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                   Period from Inception
                   (April 25, 1994) to           Year Ended          Year Ended         Year Ended        Year Ended
                   December 31, 1994 (4)   December 31, 1995   December 31, 1996   December 31, 1997   December 31, 1998
                   ---------------------   -----------------   -----------------   -----------------   -----------------
STATEMENT OF
 OPERATIONS DATA:

Total operating
          revenues $             760,985   $      36,159,018   $      68,589,101   $      81,384,138   $     104,268,542
Total operating
          expenses             4,274,275          48,225,313          92,503,417         106,758,900         102,814,267
                   ---------------------   -----------------   -----------------   -----------------   -----------------
Operating income
           (loss)  $          (3,513,290)        (12,066,295)        (23,914,316)        (25,374,762)          1,454,275
Total other
     expense, net                 70,833            (129,235)         (1,893,754)         (2,871,241)         (2,933,212)
                   ---------------------   -----------------   -----------------   -----------------   -----------------
Net loss           $          (3,442,457)  $     (12,195,530)  $     (25,808,070)  $     (28,246,003)  $      (1,478,937)
                   =====================   =================   =================   =================   =================
Net loss per
    share (1)      $               (0.70)  $           (1.65)  $           (2.85)  $           (1.85)  $           (0.02)
                   =====================   =================   =================   =================   =================

Weighted average
    common shares
    outstanding (1)            4,907,377           7,395,921           9,056,888          15,232,901          65,767,641
                   =====================   =================   =================   =================   =================

OPERATING DATA: (2)
Revenue passenger
    miles(RPMs)                6,515,183         290,030,187         667,845,140         767,239,664         702,003,589
Available seat
    miles (ASMs)              15,251,200         562,340,660       1,090,058,358       1,295,760,836       1,042,688,790
Load factor                        42.72%              51.58%              61.27%              59.21%              67.33%
Break-even load
     factor (3)                        -               69.95%              83.87%              79.62%              66.55%
Passenger yield
     per RPM                           -   $          0.1172   $          0.0973   $          0.0998   $          0.1393
Total revenue
     per ASM                           -   $          0.0643   $          0.0629   $          0.0628   $          0.1000
Operating cost
     per ASM                           -   $          0.0858   $          0.0849   $          0.0824   $          0.0986
Block hours flown                    441              14,781              24,721              29,859              28,122
Average flight
     length (miles)                  464                 372                 530                 585                 466
Operating cost per
     block hour                        -   $           3,263   $           3,742   $           3,575   $           3,656
Aircraft in service
     (end of period)                   2                   7                   8                   9                   9
Airports served
     (end of period)                   3                   9                  15                   9                   8

BALANCE SHEET DATA:
Cash and cash
      equivalents  $           1,126,809   $       3,491,640   $         402,083   $       1,082,712    $       7,417,048
Working capital
      deficiency   $          (1,297,439)         (4,172,305)        (16,296,881)        (22,352,910)          (7,915,882)
Property and
      equipment
      net          $           2,588,892           4,550,818           5,049,658           5,484,684            8,131,453
Total assets       $           6,191,439          16,425,698          20,318,247          24,763,884           33,646,583
Long-term debt                         -                   -           5,000,000           1,900,000                    -
Total stockholders'
     equity
     (deficit)     $           2,576,023           3,544,633         (13,238,017)        (11,944,434)           5,783,872

(1)	See Note 1 of Notes to Financial Statements.
(2)	"REVENUE PASSENGER MILES" or "RPMs" represents the aggregate amount of miles flown by revenue passengers.  "AVAILABLE SEAT
MILES" or "ASMs" represents the number of seats available for passengers multiplied by the number of miles those seats are flown.  "BREAK-EVEN LOAD FACTOR" represents the percentage of
ASMs that must be flown for the airline to break-even after operating and interest expenses assuming non-passenger operations, primarily mail, operate at break-even.  Break-even load factor is calculated by taking total expenses (see
footnote (3)), minus non-passenger revenue, divided by ASMs, divided by passenger yield per RPM. "PASSENGER YIELD PER RPM" represents the total passenger revenue divided by RPMs. "TOTAL REVENUE PER ASM" represents total revenues divided by total
ASMs.  "OPERATING COST PER ASM" represents total operating
expenses divided by total ASMs.  "BLOCK HOURS FLOWN" represents the time between aircraft gate departure and aircraft gate
arrival.  "AVERAGE FLIGHT LENGTH" represents aircraft miles
flown divided by the number of departures.
(3)	Excludes $2,629,785, $1,858,767, $1,850,000 and $71,000 of
noncash deferred debt issuance cost amortization for the years ended December 31, 1998, 1997, 1996 and 1995, respectively.
(4)	The Company's flight operations commenced December 4, 1994.
Prior to that time, the Company was in the development stage.
As a result, statistical comparisons of the years
1998,1997,1996 and 1995 with the 1994 period would not be meaningful. Therefore, Operating Data for the Period from Inception (April 25, 1994) to December 31, 1994 has not been presented for the following statistics: Break-even load factor, Passenger yield per RPM, Total revenue per ASM, Operating cost per ASM and Operating cost per block hour.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT OF FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND INFORMATION THAT IS BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES, GENERAL ECONOMIC CONDITIONS, THE COST OF JET FUEL, THE OCCURRENCE OF EVENTS INVOLVING OTHER LOW-FARE CARRIERS, THE CURRENT LIMITED SUPPLY OF BOEING 737 JET AIRCRAFT AND THE HIGHER LEASE COSTS ASSOCIATED WITH SUCH AIRCRAFT, POTENTIAL CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND ACTIONS TAKEN BY OTHER AIRLINES PARTICULARLY WITH RESPECT TO SCHEDULING AND PRICE IN THE COMPANY'S CURRENT OR FUTURE ROUTES AND UNANTICIPATED YEAR 2000 COMPLIANCE COSTS AND EXPENSES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

COMPANY

The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient scheduled jet service to destinations in established markets in the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737-200 jet aircraft operating two daily flights each way between Kansas City and Denver and two daily flights each way between Denver and Salt Lake City. The Company currently operates ten leased Boeing 737-200 jet aircraft. The Company leased its eleventh aircraft in March 1999 and will begin flying revenue service with this aircraft on April 15, 1999. In addition, in January 1999 the Company signed letters of intent to lease and delivery of three additional Boeing 737-200 Stage III aircraft during 1999. These three additional aircraft will replace three older Boeing 737-200 Stage II aircraft in the Company's fleet whose leases expire in July and December 1999. The Company's current schedule provides an average of 59 daily weekday flights serving Kansas City, Atlanta, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh and Myrtle Beach. Beginning April 15, 1999 the Company will commence flights between Chicago-Midway and Cincinnati four times daily. The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. There can be no assurance that the Company will be able to secure adequate financing arrangements for the lease or purchase of additional aircraft. The Company also provides limited charter services.

The Company has experienced significant growth since the commencement of operations in December 1994, and has achieved operating revenues of $36.2 million for the year ended December 31, 1995, $68.6 million for the year ended December 31, 1996, $81.4 million for the year ended December 31, 1997, and $104.3 for the year ended December 31, 1998.

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

The primary factors expected to affect the Company's future operating revenues are the Company's ability to offer and maintain competitive fares, the reaction of existing competitors to the continuation or commencement of operations by the Company in a particular market (including changes in their fare structure, aircraft type and schedule), the possible entry of other low-fare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-fare carriers, passengers' perceptions regarding the safety of low-fare carriers, general economic conditions and seasonality factors. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided, rent for gates and other facilities, and marketing and advertising expenses. The Company has a limited history of operations and, from its inception in 1994 through the first quarter of 1998, has experienced significant losses. As of December 31, 1998, the Company had an accumulated deficit of $71.2 million. The Company had a net loss of $1.5 million, however, net cash flows provided by operating activities totaled $6.0 million for the year ended December 31, 1998. At December 31, 1998, current liabilities exceeded current assets by $7.9 million. As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to accurately predict the future operating results of the Company.

The Company has generated positive cash flow from operations from March 1998 through December 1998 and anticipates generating positive cash flows from operations for the year ending December 31, 1999.
The Company received proceeds of approximately $5.2 million in August 1998 from the exercise of warrants. Management believes that cash to be generated from operations together with the cash received in August 1998 from the warrant exercise will provide the necessary working capital for operations through December 1999. The Company is exploring options to raise additional capital to fund anticipated expansion of operations. There can be no assurance the Company will be successful in expanding operations or raising additional capital that may be needed for this purpose.

OVERVIEW

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1997

OPERATING REVENUES

Total operating revenues increased 28% from $81.4 million for the year ended December 31, 1997 to $104.3 million for the year ended December 31, 1998. This increase was primarily attributable to increases in the number of passengers, passenger yield and load factor in the year ended December 31, 1998 as compared to 1997.
The number of passengers increased 15% from 1.3 million in the year ended December 31, 1997 to 1.5 million in the year ended December 31, 1998. Passenger yield increased 40% from 10.0 cents in the year ended December 31, 1997 to 13.9 cents in the year ended December 31, 1998. The increases were realized despite decreases in both ASMs and RPMs in the year ended December 31, 1998 compared to December 31, 1997. The Company began flying a new route structure on December 21, 1996, which included the initiation of services from Kansas City to Atlanta, Ft. Myers, Las Vegas, Miami, Orlando and Tampa/St. Petersburg as well as non-stop service between Chicago-Midway and Kansas City. This route restructuring refocused the Company's strategy by creating a hub in Kansas City. The increases in ASMs for the year ended December 31, 1997 that resulted from the December 1996 schedule change were not present in the year ended December 31, 1998 as another schedule change in September 1997 reduced or eliminated service in a number of these cities. The Company discontinued round trip service from Kansas City to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg, while adding round trip service from Kansas City to New York-JFK in September 1997 and round trip service from Chicago-Midway and New York City-JFK to Pittsburgh in December 1997. As a result, ASMs decreased 20% from 1,296 million during the year ended December 31, 1997 to 1,043 million during the year ended December 31, 1998; RPMs decreased 9% from 767 million during the year ended December 31, 1997 to 702 million during the year ended December 31, 1998. The decrease was primarily attributable to the elimination of destinations with greater flight lengths and the reduction of available seats on flights from 128 to 122. In September 1997, the Company terminated service to a number of long-haul markets in conjunction with the Company's September 1997 schedule change and terminated service from Kansas City to San Francisco in January 1998 and service from Kansas City to New York City-JFK in May 1998. As a result, the average stage length decreased from 585 miles during the year ended December 31, 1997 to 466 miles during the year ended December 31, 1998. Conversely, load factor increased from 59% for the year ended December 31, 1997 to 67% for the year ended December 31, 1998. This increase was primarily the result of a 20% decrease in capacity but only a 9% decrease in the RPMs in the year ended December 31, 1998 as compared to the year ended December 31, 1997.

Passenger yield per RPM increased 40% from 10.0 cents in the year ended December 31, 1997 to 13.9 cents in the year ended December 31, 1998. In order to increase fares and passenger yield effectively, the Company initiated strategic product improvements beginning in September 1997. The Company's strategic plan includes the delivery of a reliable product with a number of amenities found on larger, better-known airlines that specifically cater to price-sensitive business travelers. Those amenities include assigned seating, refundable tickets, greater legroom, fixed ticket pricing under the Road Warrior sm Class and greater frequencies between city pairs. The Company believes it has improved its brand awareness in each of its markets through its direct advertising program that was modified in August 1997. The Company's implementation of its strategic plan showed positive results in the year ended December 31,1998 with the increases in passenger yield and load factor. In addition, in late August and early September, the Company benefited from the pilot strike at one of its competitors through increased ticket sales. The Company's load factor, passenger revenue and related yield, operating costs and cost per ASM increased as a result of the strike. The Company anticipates the passenger yield and load factor in 1999 will remain consistent with 1998. The Company, however, cannot predict future fare and related yield levels, which depend to a substantial extent on actions of competitors, general economic conditions and the Company's ability to deliver a reliable product. The Company's strategic niche as a low-fare provider makes its pricing strategy sensitive to competitor's fare reductions. In 1999, the Company will enter at least one new market and will discount fares to stimulate travel. The Company believes that the negative impact of entering new markets will be minimized as the Company increases its overall revenue base and customer awareness and continues to improve its service and reliability.

Certain passengers who do not complete their travel as scheduled are entitled to a credit for the value of the unused reservation less a $50 service charge, as described below, subject to certain restrictions. This credit may be redeemed for a period of 180 days (90 days prior to March 24, 1997) for future travel. The value of unused reservations that are not entitled to a credit as well as the value of expired credits are recognized in passenger revenue. These revenues totaled $3.5 million (approximately 4% of total operating revenues) and $8.6 million (approximately 8% of total operating revenues) for the years ended December 31, 1997 and 1998, respectively. This increase is attributable to a change in policy implemented in the first quarter of 1998 whereby passengers who purchase tickets in discounted fare classes and fail to complete their travel as scheduled are not entitled to a credit and the value of the unused reservation is immediately recognized in passenger revenue. The increase is also attributable to an increase in the number of passengers booking reservations, an increase in the number of promotions offering discounted fares, and an increase in the average fare per passenger during the year ended December 31, 1998 as compared to the year ended December 31, 1997. As described previously, the Company's strategic plan implemented in September 1997 refocused the Company's effort to cater to the business traveler by offering greater frequencies of flights between city pairs and more amenities. With increased flight frequencies between city pairs, an increase in the business traveler market segment, and an increase in the number of promotions, the Company experienced a significant increase in passengers who did not complete their originally scheduled travel as well as an increase in passengers who forfeited future travel credits.

The Company also generates operating revenues as a result of service charges from passengers who change flight reservations.
The Company charges a $50 service charge for these passengers. These service charges were $3.6 million (approximately 4% of total operating revenues) and $5.0 million (approximately 5% of operating revenues) in the years ended December 31, 1997 and 1998, respectively. The increase is attributable to the increase in passengers subject to the service charge and the enforcement of the Company's policy to charge a service fee, when applicable.

OPERATING EXPENSES

The following table sets forth the percentage of total operating revenues represented by these expense categories:

                             YEAR ENDED DECEMBER 31,
                             1997                1998

                   PERCENT OF    CENTS   PERCENT OF    CENTS
                    REVENUES    PER ASM   REVENUES   PER ASM

Total operating
       revenues     100.0%    6.28 cents    100.0%   10.00 cents
                    =======    ========    =======   ========
Operating expenses:
Flying operations    21.0%    1.32 cents    17.3%      1.73 cents
Aircraft fuel        22.8     1.43          13.2       1.32
Maintenance          23.8     1.49          21.0       2.10
Passenger service     9.0     0.57           6.4       0.64
Aircraft and
  traffic servicing  20.6     1.29          16.2       1.62
Promotion and sales  25.5     1.60          17.9       1.79
General and
  administrative      6.0     0.38           3.9       0.39
Depreciation and
  amortization        2.5     0.16           2.7       0.27
                    -------   --------    -------   --------
Total operating
    expenses        131.2     8.24          98.6       9.86
Total other
    expense, net     (3.5)   (0.22)         (2.8)     (0.28)
                    -------   --------    -------   --------
Net loss            (34.7)%  (2.18) cents   (1.4)%    (0.14) cents
                    =======   ========    =======   ========

Flying operations expenses increased 5% from $17.1 million (approximately 21% of operating revenues) for the year ended December 31, 1997 to $18.0 million (approximately 17% of operating revenues) for the year ended December 31, 1998. The increase in flying operations expenses was primarily the result of the increase in the average number of aircraft in the fleet from 7.7 to 9.0 and the associated gross aircraft rent. Additional increases were noted in pilot training and overnight hotel and food costs. These increases were offset by a decrease in the Company's hull insurance premium rates. Finally, despite a 6% decrease in block hours flown, pilot pay increased as a result of wage per hour increases
in 1998.   As a result of the September 1997 schedule change, block
hours decreased from 29,859 hours in the year ended December 31, 1997 to 28,122 in the year ended December 31, 1998. Flying operations expense increased on a cents per ASM basis from 1.32 cents for the year ended December 31, 1997 to 1.73 cents for the year ended December 31, 1998. The Company's base rent increased due to additional aircraft and this coupled with 20% fewer ASMs resulted in an increased cost per ASM.

Aircraft fuel expenses decreased 26% from $18.6 million (approximately 23% of operating revenues) for the year ended December 31, 1997 to $13.7 million (approximately 13% of operating revenues) for the year ended December 31, 1998. Lower fuel expense is directly related to the decrease in block hours flown by the Company as well as a decrease in cost per gallon in the year ended December 31, 1998 versus 1997. Fuel cost per block hour decreased $134 or 22% from $622 in the year ended December 31, 1997 to $488 in the year ended December 31, 1998 primarily due to a decrease in average fuel price per gallon. Specifically, the average price decreased from $0.74 per gallon (including taxes and into-plane costs) in the year ended December 31, 1997 to $0.58 per gallon (including taxes and into-plane costs) in the year ended December 31, 1998, a 22% decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 13% from $19.3 million (approximately 24% of operating revenues) for the year ended December 31, 1997 to $21.9 million (approximately 21% of operating revenues) for the year ended December 31, 1998. This increase was primarily the result of an increase in the average number of aircraft in the Company's fleet from 7.7 to 9.0, accelerating aircraft input dates for certain scheduled required major maintenance and providing for the under accrual of actual engine maintenance costs. During the third and fourth quarters of 1998, the Company expensed approximately $800,000 to provide for actual engine maintenance costs incurred in excess of accrued amounts.
The Company attributed the underaccrual to the continued increase in engine overhaul costs. In addition, the Company expensed approximately $400,000 to provide for the expected increase in engine overhaul costs in 1999, 2000 and 2001. The Company also expensed approximately $433,000 in the fourth quarter of 1998 to provide an obsolescence reserve for rotable and expendable inventory. The increase in maintenance expense is further attributable to the Company having three aircraft in scheduled major airframe maintenance during the year ended December 31, 1998 for which certain airworthiness directives were performed and expensed as incurred in accordance with Company policy. The Company did not have an aircraft in scheduled major airframe maintenance during the year ended December 31, 1997 involving airworthiness directives. The increase in the average aircraft fleet combined with the three aircraft incurring major scheduled airframe maintenance during 1998 also resulted in significant increases in repair and overhaul expenses and parts purchases during the year ended December 31, 1998. Lastly, the Company has also made a concerted effort to improve its line maintenance capabilities in Pittsburgh, Chicago and Minneapolis, in addition to its warehousing capabilities in Kansas City. As a result, the Company has added approximately thirty additional maintenance employees to support these efforts. These increases were offset by decreases in the major maintenance accruals for landing gear and auxiliary power units ("APUs") correlating to the 6% decrease in block hours flown. The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents are variable based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from 1.49 cents for the year ended December 31, 1997 to 2.10 cents for the year ended December 31, 1998. This increase in cents per ASM mainly resulted because of the increases in maintenance expense as described above as well as the fixed costs of the Company's maintenance efforts being spread over 20% fewer ASMs.

Passenger service expenses decreased 9% from $7.3 million (approximately 9% of operating revenues) for the year ended December 31, 1997 to $6.7 million (approximately 6% of operating revenues) for the year ended December 31, 1998. The Company significantly reduced its inconvenienced passenger costs as a result of the Company's strategy to increase frequencies between city pairs and to deliver a more reliable product to its customers. In addition, this decrease was attributable to cost savings from the reduction in the Company's passenger liability insurance rates. This decrease was offset by increases in flight attendant overnight hotel and food costs. It was also offset by increases in in-flight food and beverage costs resulting from the 15% increase in the number of passengers for the year ended December 31, 1998 compared to 1997. Finally, despite a 6% decrease in block hours flown, flight attendant pay increased as a result of wage per hour increases in 1998.

Aircraft and traffic servicing expenses increased 1% from
$16.7 million (approximately 21% of operating revenues) for the year ended December 31, 1997 to $16.9 million (approximately 16% of operating revenues) for the year ended December 31, 1998. The Company experienced increases in station rent, employee salaries and benefits related to the Company's dispatch, scheduling, station management and system control departments in the year ended December 31, 1998 as compared to the year ended December 31, 1997.
 These increases were offset, however, by decreases in station ground handling expenses and station salaries that correspond to
the decrease in the number of cities served.   Furthermore, in July
1998, the Company took its station ground handling operations in house at its Kansas City station. This resulted in an additional cost saving of approximately $600,000. The Company decreased its average cost per departure from $920 for the year ended December 31, 1997 to $897 for the year ended December 31, 1998 as a result of these decreases. Aircraft and traffic servicing expenses increased on a cents per ASM basis from 1.29 cents for the year ended December 31, 1997 to 1.62 cents for the year ended December 31, 1998 as a result of the fixed costs of the Company's aircraft and traffic servicing functions being spread over 20% fewer ASMs.

Promotion and sales expenses decreased 10% from $20.7 million (approximately 25% of operating revenues) in the year ended December 31, 1997 to $18.7 million (approximately 18% of operating revenues) in the year ended December 31, 1998. This decrease was primarily the result of the decrease in the number of cities served, the dollars spent on direct advertising, and the reduction in costs associated with its reservation center in the year ended December 31, 1998 as compared to the year ended December 31, 1997. During the year ended December 31, 1998, the Company incurred direct advertising costs of $5.4 million versus $7.7 million in the year ended December 31, 1997. Furthermore, the Company took the reservation center in-house in April 1998 versus contracting out to a third party, which effectively reduced reservation center costs by approximately $1.6 million. Increases in travel agency commissions, CRS fees, and credit card processing fees in the year ended December 31, 1998 as compared to 1997 offset this decrease. These increases can be attributed to the 28% increase in operating revenues in the year ended December 31, 1998 as compared to the year ended December 31, 1997. The average promotion and sales cost per passenger decreased $3.39 or 22% from $15.79 in the year ended December 31, 1997 to $12.40 in the year ended December 31, 1998. Promotion and sales expenses increased on a cents per ASM basis from 1.60 cents for the year ended December 31, 1997 to 1.79 cents for the year ended December 31, 1998. This increase in cents per ASM resulted because the fixed costs of the Company's promotion and sales functions were spread over 20% fewer ASMs.

General and administrative decreased 17% from $4.9 million (approximately 6% of operating revenues) in the year ended December 31, 1997 to $4.1 million (approximately 4% of operating revenues) in the year ended December 31, 1998. The decrease in general and administrative expenses in the year ended December 31, 1998 as compared to 1997 is the result of decreases in general liability insurance, property tax, accounting staff salaries and office rent.

Depreciation and amortization expenses increased 35% from $2.1 million (approximately 3% of operating revenues) in the year ended December 31, 1997 to $2.8 million (approximately 3% of operating revenues) in the year ended December 31, 1998. This increase was primarily due to an increase in rotable aircraft parts inventory of approximately $3.3 million, the acquisition of two spare aircraft engines and various capitalized aircraft improvements in the year ended December 31, 1998.

Other expense, net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees and the letters of credit issued on behalf of its credit card processor and the bank line of credit agreements, each executed in 1997, the Company issued certain stockholders warrants to purchase shares of Common Stock at exercise prices of $l.00 and $1.94 per share. Warrants vest quarterly in amounts dependent on the Company's exposure under the letter and line of credit, as defined in the respective agreements. Accordingly, the estimated fair value of the warrants issued related to the agreements totaling $490,000 during the year ended December 31, 1998 was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense decreased during the year ended December 31, 1998 as a result of the payoff of the line of credit in August 1998 as well as the conversion of demand notes payable to related parties to preferred stock and common stock in March 1998 and May 1998, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1996

OPERATING REVENUES

Total operating revenues increased approximately 19% from approximately $68.6 million for the year ended December 31, 1996 to approximately $81.4 million for the year ended December 31, 1997. This increase was primarily attributable to an increase in the number of daily flights and the number of passengers on those flights. During the year ended December 31, 1996, the Company averaged 45 flights per day that increased to 50 flights per day during the year ended December 31, 1997. The Company began flying a new route structure on December 21, 1996, which included the initiation of services from Kansas City to Atlanta, Ft. Myers, Las Vegas, Miami, Orlando and Tampa/St. Petersburg as well as non-stop service between Chicago-Midway and Kansas City. This route restructuring refocused the Company's strategy by creating a hub in Kansas City. ASMs increased approximately 19%, from approximately 1,090 million during the year ended December 31, 1996 to approximately 1,296 million during the year ended December 31, 1997. RPMs increased approximately 15%, from approximately 668 million during the year ended December 31, 1996 to approximately 767 million during the year ended December 31, 1997. The increase in ASMs was primarily attributable to an increase in the number of daily flights and the addition of destinations with greater flight lengths. The increase in RPMs was primarily attributable to an increase in the number of daily flights, the number of passengers on those additional flights and the addition of destinations with greater flight lengths. These increases in ASMs and RPMs that resulted from the December 1996 schedule change were offset by a schedule change in September 1997 that reduced or eliminated service in a number of these cities. The Company discontinued round trip service from Kansas City to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg while adding round trip service from Kansas City to New York-JFK in September 1997 and round trip service from Chicago-Midway and New York City-JFK to Pittsburgh in December 1997. Load factor decreased from approximately 61% for the year ended December 31, 1996 to approximately 59% for the year ended December 31, 1997. This decrease was primarily the result of a 19% increase in capacity and the addition of destinations with greater flight lengths while experiencing only a 15% increase in RPMs.

Passenger yield per RPM increased approximately 3% from approximately 9.7 cents for the year ended December 31, 1996 to approximately 10.0 cents for the year ended December 31, 1997. The Company initially discounted fares to stimulate travel in a number of the new markets that were introduced in conjunction with the Company's major route restructuring in December 1996. The Company attempted on a number of occasions to increase fares in most of its markets in the second and third quarters of 1997. This strategy reduced passenger demand and, often, was not followed by the Company's competitors in the respective markets and, thus, limited the Company's ability to increase fares. In addition, with the initiation of the December 1996 route structure, the Company's average stage length increased to 587 miles from 530 miles during the nine months ended September 30, 1997 as compared to the year ended December 31, 1996. In September, the Company terminated service to a number of long-haul markets in conjunction with the Company's September 1997 schedule change, its average stage length then decreased to 554 miles in the fourth quarter of 1997. As a result of the Company's inability to increase fares in its markets, the Company was required to stimulate travel by continuing to offer discounted fares on the majority of the city pairs it served throughout the year ended December 31, 1997. In order to increase fares and passenger yield effectively, the Company focused on improving its product beginning in September 1997. The Company's implementation of its strategic plan showed positive results in the fourth quarter of 1997 with passenger yield increasing to 11.1 cents.

The Company also generated operating revenues as a result of service charges from passengers who changed flight reservations.
For a period of 180 days (90 days prior to March 24, 1997) after the flight date, the customer may use the value of the unused reservation, subject to certain restrictions, for transportation, less a $50 ($25 through October 1996) service charge. These operating revenues were approximately $2.1 million (approximately 3% of total operating revenues) and approximately $3.6 million (approximately 4% of operating revenues) in the years ended December 31, 1996 and 1997, respectively.

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

                         YEAR ENDED DECEMBER 31,
                        1996                 1997

                  PERCENT OF  CENTS     PERCENT OF  CENTS
                   REVENUES  PER ASM     REVENUES  PER ASM

Total operating
 revenues           100.0%   6.29 cents   100.0%   6.28 cents
                    =====    ====         =====    ====
Operating expenses:
Flying operations   25.2%    1.59 cents    21.0%   1.32 cents
Aircraft fuel       23.3     1.47          22.8    1.43
Maintenance         23.4     1.48          23.8    1.49
Passenger service    9.1     0.57           9.0    0.57
Aircraft and
 traffic servicing  22.2     1.39          20.6    1.29
Promotion and sales 22.9     1.44          25.5    1.60
General and
 administration      6.4     0.40           6.0    0.38
Depreciation and
 amortization        2.3     0.15           2.5    0.16
                  ======    =====         =====    ====
Total operating
 expenses          134.8     8.49         131.2    8.24
Total other income
 (expense), net     (2.8)   (0.17)         (3.5)  (0.22)
                  ------    -----         -----    ----
Net loss	       (37.6%)  (2.37 cents)  (34.7%) (2.18 cents)
                  ======    ======         ======  ======

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

Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses increased approximately 16% from approximately
$16.0 million (approximately 23% of operating revenues) for the year ended December 31, 1996 to approximately $18.6 million (approximately 23% of operating revenues) for the year ended December 31, 1997. Higher fuel expense is directly related to the increase in ASMs flown by the Company offset by a decrease in cost per gallon in the year ended December 31, 1997 versus 1996. Fuel cost per ASM decreased 0.04 cents or 3% from 1.47 cents in the year ended December 31, 1996 to 1.43 cents in the year ended December 31, 1997 primarily due to a decrease in average fuel price per gallon. Specifically, the average price decreased from $0.79 per gallon (including taxes and into-plane costs) in the year ended December 31, 1996 to $0.74 per gallon in the year ended December 31, 1997, a 6% decrease.

Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased approximately 20% from approximately $16.1 million (approximately 23% of operating revenues) for the year ended December 31, 1996 to approximately $19.3 million (approximately 24% of operating revenues) for the year ended December 31, 1997. This increase was primarily due to the increase in block hours and cycles flown. In addition, during the later part of 1996 and 1997, the Company incurred charges related to certain Boeing 737-200 jet aircraft that were in excess of what traditionally had been accrued by the Company for major scheduled airframe, engine and landing gear maintenance checks. The Company attributed the increase in costs associated with major scheduled airframe, engine and landing gear maintenance checks to the following: a change in the vendors providing the major scheduled overhaul services; the lack of available overhauled/used engine and landing gear replacement parts; and the funding of nonroutine airframe repairs not normally experienced during major scheduled airframe overhauls. As a result, in the fourth quarter of 1996 and again in the second quarter of 1997, the Company increased the monthly maintenance provisions for major scheduled maintenance checks. In the second quarter of 1997, the Company also provided for the underaccrual of completed major air frame maintenance checks. The Company deposits funds with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Additionally, the Company significantly increased the capacity of its in-house maintenance department subsequent to January 1, 1997. The Company's maintenance administration function expanded by eight employees to insure compliance with all FAA and DOT regulations and requirements. The Company also increased line maintenance personnel by twelve employees including the introduction of maintenance operations at the Chicago-Midway and Minneapolis/St. Paul airports.

Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses increased approximately 18% from approximately $6.2 million (approximately 9% of operating revenues) for the year ended December 31, 1996 to approximately $7.3 million (approximately 9% of operating revenues) for the year ended December 31, 1997. This increase was primarily due to the 19% increase in ASMs and the 15% increase in RPMs that directly resulted in an increase in flight attendant wages and inconvenienced passenger charges. These increases were offset by cost savings from the reduction in the Company's passenger liability insurance rates. Passenger service expenses per ASM remained consistent at approximately 0.57 cents for the year ended December 31, 1996 and 1997.

Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased approximately 10% from approximately $15.2 million (approximately 22% of operating revenues) in the year ended December 31, 1996 to approximately $16.7 million (approximately 21% of operating revenues) in the year ended December 31, 1997. This increase was primarily due to an increase in the number of cities served during the first nine months of 1997 and an increase in the number of departures. Departures increased approximately 11% from 16,383 during the year ended December 31, 1996 to 18,195 during the year ended December 31, 1997. The decrease in aircraft and traffic servicing as a percentage of operating revenues was primarily attributable to station personnel cost, landing fees and other traffic servicing costs not rising in proportion to the increases in the number of passengers and RPMs between the year ended December 31, 1997 and the year ended December 31, 1996. The decrease of .10 cents per ASM was primarily due to the 10% increase in average stage length from 530 miles in 1996 to 585 miles in 1997.

Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased approximately 32% from approximately $15.7 million (approximately 23% of operating revenues) in the year ended December 31, 1996 to approximately $20.7 million (approximately 26% of operating revenues) in the year ended December 31, 1997. This increase was primarily the result of an increase in cities served, reflecting the Company's practice to increase advertising when new cities are introduced in order to create brand awareness in addition to the Company's strategy to increase spending on advertising programs in existing cities. The Company incurred significant increases in late 1996 and early 1997 promoting its major route restructuring, which created a hub in Kansas City. The Company continues relied on its direct advertising methods to attract its passengers and therefore continued to incur significant advertising expenses in each month and with each of its schedule changes. The average promotion and sales cost per passenger increased $3.31 or 27% from $12.47 in the year ended December 31, 1996 to $15.79 in the year ended December 31, 1997.

General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses increased approximately 12% from approximately $4.4 million (approximately 6% of operating revenues) in the year ended December 31, 1996 to approximately $4.9 million (approximately 6% of operating revenues) in the year ended December 31, 1997. The increase in general and administrative expenses in 1997 was primarily attributable to the increase in administrative personnel in the Company's accounting, MIS and legal departments as well as initiation of directors' and officers' insurance coverage in February 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, proceeds from its initial public offering of Common Stock, proceeds from its public rights offering and the issuance of debt primarily to its principal stockholders. As of March 12, 1999, the Company has received net proceeds from the sale of its equity securities aggregating approximately $70.2 million.

In January 1998, the Company established a $1.9 million line of credit with INTRUST Bank, NA (Wichita, Kansas). In August 1998, the Company repaid its $1.9 million line of credit with a portion of the $5.2 million proceeds received from the exercise of warrants by principal stockholders. The line of credit was guaranteed by certain stockholders and expired on January 30, 1999. The Company is currently evaluating its options with financial institutions to secure a line of credit for working capital. There can be no assurance that the Company will be able to obtain a line of credit on acceptable terms or at all.

On March 20, 1998, the Company entered into a Note Exchange Agreement whereby the principal stockholders holding demand notes of $9.5 million agreed to exchange the demand notes and all unpaid interest for Convertible Notes. On May 20, 1998, the Company converted the Convertible Notes plus accrued interest totaling approximately $10.6 million to Common Stock at a rate of $0.50 per share.

In the quarter ended March 31, 1998, the Company issued $3.0 million of unsecured 9% convertible promissory notes to certain principal stockholders of the Company. The Company converted the unsecured promissory notes, plus accrued interest, in aggregate amount of approximately $3.0 million to units of Series A Preferred Stock and Common Stock purchase warrants. Each unit cost $10 and consisted of one share of Series A Preferred Stock and a Common Stock purchase warrant. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock. Each warrant in the unit entitles the holder to purchase 40 shares of Common Stock at an exercise price of $0.55 per share of Common Stock. On August 6, 1998 and August 12, 1998, the warrant holders net exercised warrants representing rights to purchase 6,000,000 and 6,094,480, respectively, shares of Common Stock that were sold in the Series A Preferred Stock unit offering. Because the warrant holders elected to exercise the warrants on a net basis, as defined by the agreement, the Company issued an aggregate 8,110,936 shares of Common Stock in connection with the aforementioned exercises. The Company received no cash due to the warrant holder's election to exercise on a net basis.

On July 2, 1998, the Company notified certain principal stockholders of its intention to redeem 10,300,000 outstanding warrants that were issued in conjunction with the Company's April 1997 private unit offering. Each warrant issued in connection with the private offering entitled the holder to purchase one share of the Company's Common Stock for $0.50 per share. All of the holders elected to exercise these warrants and the Company issued 10,300,000 shares of Common Stock and received proceeds of $5,150,000 in August 1998.

In January and February 1998, the Company did not generate sufficient passenger ticket sales to provide for its operational cash needs. The Company funded its cash flow deficit through the issuance of demand notes to its principal stockholders, as discussed above. During the second through fourth quarters of 1998, the Company generated approximately $8.6 million of positive cash flows from operations. As of December 31, 1998, the Company had a working capital deficit of $7.9 million.

During the year ended December 31, 1998, the Company has experienced a significant increase in advanced ticket sales that has resulted in an increase to its air traffic liability. In January 1999, the principal stockholders of the Company agreed to renew the two-year $4.0 million letter of credit facility and in May 1999, the Company anticipates the principal stockholders to renew a $2.0 million stockholder guarantee in order to secure the Company's credit card processor. The letters of credit and stockholder guarantee expire in January 2001 and May 1999, respectively. If the Company is not able to extend the term of the guarantee, the Company would be obligated to fund its credit card processor with $2.0 million in May 1999. There can be no assurance that the principal stockholders will agree to such extension on acceptable terms, if at all, or that the Company's credit card processor would agree to a reduction in collateral. The Company does believe that cash on hand will be adequate to fund the collateral requirements requested by its credit card processor, if needed.

In addition, in May 1998, the Company began depositing cash into a restricted cash account to provide for the Company's credit card exposure in excess of $6.0 million. At December 31, 1998, the credit card exposure was less than $6.0 million and, consequently, the Company did not have any additional cash placed in this restricted cash account. To the extent that exposure exceeds $6.0 million, the Company must deposit cash from ticket sales as collateral to secure the Company credit card processor. As of March 12, 1999 due to increased ticket sales, the Company's credit card exposure was approximately $8.9 million. The Company funded the credit card exposure in excess of $6.0 million with $2.9 million in available cash on hand. The Company estimates that its credit card exposure will range between $8.0 to $10.0 million through the end of the third quarter when the balance should reduce due to expected seasonality. The Company plans to renegotiate its collateral requirements during the later part of 1999. There can be no assurance that the Company will be successful with these negotiations or that the Company will be able to reduce its collateral requirements. Any cash utilized as collateral is refunded by the credit card processor, on a daily basis, when the Company's exposure falls below the previously calculated exposure or $6.0 million, whichever is greater.

The Company estimates that scheduled heavy maintenance of its existing aircraft fleet through December 1999 will cost $6.2 million, of which $2.7 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. In addition, the Company expects to expend $4.6 million on various capital expenditures in the next year, which are primarily related to improvements for existing aircraft, increased aircraft parts inventory levels and improvements to its in-house computer systems.

The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. In January 1999, the Company signed leases for two additional Boeing 737-200 jet aircraft and accepted delivery of these aircraft in February and March, respectively. The Company began flying revenue service in March with one of these aircraft and anticipates flying revenue service in April 1999 with the second. In connection with these leases, the Company has established letters of credit in favor of the lessor to secure said aircraft. The Company has also signed letters of intent for three additional aircraft to replace its three remaining Stage II compliant aircraft. The Company must deposit with the lessor or establish a letter of credit in the aggregate amount of $690,000 for these three aircraft. As of March 12, 1999, the Company had placed deposits totaling $345,000 with the lessor. In addition, the Company is currently in discussion with various aircraft lessors regarding the addition of two more aircraft in the second quarter of 1999. The Company's cash balance as of March 12, 1999 is sufficient to provide for the necessary estimated lease deposit requirements for up to two additional aircraft. Historically, the Company has been required to deposit between $140,000 and $400,000 per aircraft depending on the specific terms negotiated in the lease.

The Company has been generating positive cash flows from operations since March 1998 and expects to continue to generate sufficient cash to support its operations through the year ending December 31, 1999. The Company plans to continue to implement certain actions designed to achieve long-term profitability and improve its capital resources. Management's plans to achieve long-term profitability include increased focus on the price-sensitive business traveler and pricing strategies designed to maximize passenger revenue and continued focus on cost savings programs. There can be no assurance that its efforts will be successful.

Whether or not the Company's strategic plans to achieve long-term profitability are successful, any expansion beyond that discussed above would be dependent upon the Company raising additional capital. The Company is evaluating options on raising additional capital or issuing debt during 1999. The Company's success in implementing actions designed to achieve long-term profitability and its ability to operate at profitable levels will determine if the Company will be able to raise additional capital. There can be no assurance that the Company's necessary working capital requirements to expand operations will be available on acceptable terms, or at all.

OTHER MATTERS

YEAR 2000 COMPLIANCE

Older computers were programmed to use a two-digit code for the date entry rather than a four-digit code. For example, the date November 17, 1970 would be entered as "11/17/70" rather than "11/17/1970." The decision to use two digits instead of four was based largely on cost-reduction considerations and the belief that the code would no longer be used at the millennium. Nevertheless, coding conventions have not changed, and on January 1, 2000, computers may read the digits "00" as denoting the year 1900 rather than 2000. At the least, this could result in massive quantities of incorrect data. At worst, it could result in the total or partial failure of time sensitive computer systems and software.

THE COMPANY'S YEAR 2000 ISSUES. The Company began operations in December 1994, and its operations depend predominantly on third party computer systems. Because of the Company's limited resources during its start-up, the most cost effective way to establish its computer systems was to outsource or to use manual systems.
Internal systems developed and any software acquired are limited and were designed or purchased with the Year 2000 taken into consideration.

Management has neared the completion of the modification of the Company's information technology to recognize the Year 2000 and the conversion or purchase of critical data process systems. The Company's new reservations software was installed in the third quarter of 1997 is Year 2000 compliant. In addition, the Company purchased a new revenue management system in February 1998 that is Year 2000 compliant. The Company's financial reporting software is currently not Year 2000 compliant. The Company can upgrade its financial reporting software for less than $10,000 if it elects not to purchase and install a new financial reporting system. The Company is currently reviewing proposals from various financial software vendors and expects to begin the financial software conversion process prior to June 30, 1999. The cost of a new financial software system is estimated to be between $200,000 and $400,000. The Company believes these three systems are critical data processing systems.

Secondary systems that the Company has completed its Year 2000 assessment on include, but are not limited to, the Company's telephone switch software and equipment at its Reservations Center, intranet network systems, flight operations and tracking software and maintenance inventory tracking system. Management has completed the modification on these systems and all are Year 2000 compliant except for the Company's Reservation Center telephone switch software and equipment. The Company plans to enter into a lease for a new Year 2000 compliant telephone switch software and equipment during the second quarter of 1999. The lease for the telephone switch software and equipment is expected to cost less than $10,000 per month.

The Company relies on third parties that provide goods and services that are imperative to the Company's operations including, but not limited to, the FAA, the DOT, local airport authorities, utilities, communication providers, credit card processor and fuel suppliers. The Company continues to monitor each of these entities, and has initiated formal communications with these third party service providers to determine their Year 2000 readiness. There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition and results of operations could be materially affected by the failure of its equipment or systems or those operated by other parties to operate properly beyond 1999.

While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key third party business and governmental partners' compliance to some extent. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without a material cost by these outside parties. The Company has utilized existing resources and has not incurred any significant costs to implement its Year 2000 project to date and the total remaining cost of the Year 2000 project is expected to be immaterial and will be funded through cash from operations. The costs and the dates on which the Company anticipates it will complete the Year 2000 project are based on management's best estimates and estimates received in writing from applicable third parties. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The risk inherent in the Company's market risk sensitive position is the potential loss arising from an adverse change in the price of fuel as described below. The sensitivity analysis presented does not consider either the effects that such an adverse change may have on overall economic activity or additional actions management may take to mitigate its exposure to such a change.
At the present time, management does not utilize fuel price hedging instruments to reduce the Company's exposure to fluctuations in fuel prices. Actual results may differ.

The Company's earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in the average 1998 cost per gallon of fuel. Based on 1998 actual fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $1.4 million in 1998. Comparatively, based on projected 1999 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $1.7 million in 1999. The increase in exposure to fuel price fluctuations in 1999 is due to the Company's plan to increase its average aircraft fleet size and related gallons purchased.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the financial statements and schedule and Report of Independent Auditors included later in this report under
Item 14.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 18, 1999 contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by
Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 18, 1999 contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by
Item 10 of Form 10-K and such information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 18, 1999 contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Executive Compensation and Stock Option Committee Report" and "Company Performance").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 18, 1999 contains under the caption "Voting Securities and Principal Holders Thereof" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 18, 1999 contains under the caption "Certain Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS
ON FORM 8-K

     (a)	Financial Statements.

           (1)	Audited Financial Statements:

                  Report of Independent Auditors	      32

                  Balance Sheets -
                  December 31, 1998 and December 31, 1997	33

                  Statements of Operations for the
                  years ended December 31, 1998,
                  1997 and 1996	                        35

                  Statements of Stockholders' Equity
                  (Deficit) for the years ended
                  December 31, 1998, 1997 and 1996	      36

                  Statements of Cash Flows for the years
                  ended December 31, 1998, 1997 and 1996	37

                  Notes to Financial Statements          39

           (2)	The following financial statement schedule
                  is included herein:

                  Schedule II - Valuation and
                  Qualifying Accounts	                  53

           All other schedule are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (3)	The exhibits required to be filed by this item are
                  set forth in paragraph (c) below:

     (b)	Reports on Form 8-K.

	  	None.

     (c)	Exhibits.

            3.1	Restated Certificate of Incorporation, as amended
                  of Registrant (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

            3.2	Certificate of Designation of Series A Preferred
                  Stock of Registrant, as filed with Delaware
                  Secretary of State on March 18, 1998 (filed as
                  Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

            3.3	By laws of Registrant, as amended to date
                  (filed as Exhibit 3.2 to Amendment No. 2 to the
                  Registrant's Registration Statement No. 33-
                  96884 and incorporated herein by reference).

           10.1	Registrant's 1994 Stock Option Plan, as amended
                  to date (filed as Exhibit 10.1 to the
                  Registrant's Registration Statement No. 33-
                  96884 and incorporated herein by reference).

           10.2	Form of Incentive Stock Option Agreement (filed
                  as Exhibit 10.2 to the Registrant's
                  Registration Statement No. 33-96884 and
                  incorporated herein by reference).

           10.3	Form of Nonstatutory Stock Option Agreement
                  (filed as Exhibit 10.3 to the Registrant's
                  Registration Statement No. 33-96884 and
                  incorporated herein by reference).

           10.4	Form of Employee Stock Purchase Plan (filed as
                  Exhibit 10.4 to the Registrant's Registration
                  Statement No. 33-96884 and incorporated herein by reference).

           10.5	Registrant's 401(k) Plan (filed as Exhibit 10.4
                  to the Registrant's Registration Statement No.
                  33-96884 and incorporated herein by reference).

           10.6	Form of Registrant's Profit Sharing Plan (filed
                  as Exhibit 10.6 to the Registrant's
                  Registration Statement No. 33-96884 and
                  incorporated herein by reference).

           10.7	Aircraft Lease Agreement, dated as of December
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

           10.10	Acknowledgment and Consent of the Registrant
                  regarding assignment of Aircraft Lease
                  Agreement between US Air, Inc. and Registrant
                  (filed as Exhibit 10.10 to the Registrant's
                  Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10.11	Amendment No. 1 to Lease Agreement, by and
                  between Registrant and First Security Bank as owner, trustee and successor-in-interest to
                  U.S. Airways, Inc. (f/k/a U.S. Air, Inc.)
                  (filed as Exhibit 10. 1 to Registrants Form
                  10-Q for the Quarterly Period Ended June 30,
                  1997).

           10.12	Amendment No. 2 to Lease Agreement, by and
                  between Registrant and First Security Bank as owner, trustee and successor-in-interest to
                  U.S. Airways, Inc. (f/k/a U.S. Air, Inc.).

           10.13	Aircraft Lease Agreement, dated as of December
                  6, 1994, between EA 727, Inc. and Registrant
                  (filed as Exhibit 10.10 to the Registrant's
                  Registration Statement No. 33-96884 and
                  incorporated herein by reference).

           10.14	Aircraft Lease Agreement, dated December 11,
                  1995, between the Registrant and Mimi Leasing
                  Corporation (filed as Exhibit 10.30 to the
                  Registrant's Form 10-K for the year ended
                  December 31, 1995).

           10.15	Aircraft Lease Agreement, dated as of May 30,
                  1997, between Interlease Aviation Investors III
                  (TACA), L.L.C. and the Registrant (filed as
                  Exhibit 10.14 to the Registrant's Form 10-Q for the Quarterly Period Ended June 30, 1997 and incorporated herein by reference).

           10.16	Aircraft Lease Agreement, dated September 18,
                  1997, between Interlease Aviation Investors II (Aloha), L.L.C. and the Registrant (filed as
                  Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).

           10.17	Aircraft Lease Agreement, dated November 18,
                  1997 between Mimi Leasing Corporation and the
                  Registrant (filed as Exhibit 10.16 to the
                  Registrant's Form 10-K for the year ended
                  December 31, 1997 and incorporated herein by reference).

           10.18	Aircraft Lease Agreement (MSN 22979), dated
                  as of January 5, 1999 between AeroUSA, Inc.
                  and the Registrant.

           10.19	Aircraft Lease Agreement (MSN 21735), dated
                  as of January 5, 1999 between AeroUSA, Inc.
                  and the Registrant.

           10.20	Employment Agreement, dated November 3, 1997
                  between the Registrant and Robert J. Spane
                  (filed as Exhibit 10.17 to the Registrant's
                  Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

           10.21	Registration Rights Agreement, dated as of
                  March 20, 1998 (filed as Exhibit 10.18 to the
                  Registrant's Form 10-K for the year ended
                  December 31, 1997 and incorporated herein by reference).

           10.22	Unit Purchase Agreement, dated as of March 20,
                  1998, between the Registrant and J. F. Shea
                  Co., Inc. and The Hambrecht 1980 Revocable
                  Trust (filed as Exhibit 10.19 to the
                  Registrant's Form 10-K for the year ended
                  December 31, 1997 and incorporated herein by reference).

           10.23	Note Exchange Agreement, dated as of March 20,
                  1998, between the Registrant and the Holders
                  (filed as Exhibit 10.20 to the Registrant's
                  Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

           10.24	Computer Software Nonexclusive License
                  Agreement, dated as of September 14, 1994, between Morris Air Corporation and the Registrant (filed as Exhibit 10.11 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

           10.25	Lease, dated September 27, 1994, between the
                  Gerson Company and Registrant, as amended to date (Mission, KS Corporate / Reservations

                  Office) (filed as Exhibit 10.13 to the
                  Registrant's Registration Statement No. 33-
                  96884 and incorporated herein by reference).

           10.26	Shopping Center Lease, dated February 28, 1996,
                  between the Registrant and Southern Hills
                  Center, L.L.C. (Lawrence, KS Office) (filed as
                  Exhibit 10.31 to the Registrant's Form 10-K for the year ended December 31, 1995).

           10.27	Second Amendment and Restated Warrant Purchase
                  Agreement among Registrant and certain of its stockholders (filed as Exhibit 10.18 to the Registrant's Registration Statement No. 33-
                  96884 and incorporated herein by reference).

           10.28	Form of Amended and Restated Warrant for the
                  Purchase of Shares of Series B Preferred Stock (Amended Warrant) (filed as Exhibit 10.19 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

           10.29	Reimbursement Agreement, dated as of December
                  31, 1996, by and among Registrant and Hambrecht
                  & Quist California, a wholly owned subsidiary of Hambrecht & Quist Group (filed as Exhibit
                  10.21 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10.30	Security Agreement, dated as of December 31,
                  1996, by Registrant in favor of Hambrecht &
                  Quist California (filed as Exhibit 10.22 to the
                  Registrants Form 10-K for the year ended
                  December 31, 1996 and incorporated herein by reference).

           10.31	Merchant Agreement, dated as of February 27,
                  1997, by and between Registrant and Michigan
                  National Bank (filed as Exhibit 10.25 to the
                  Registrants Form 10-K for the year ended
                  December 31, 1996 and incorporated herein by reference).

           10.32	Amendment to Merchant Agreement, dated as of
                  February 6, 1997, by and between Registrant
                  (filed as Exhibit 10.26 to the Registrants Form
                  10-K for the year ended December 31, 1996 and incorporated herein by reference).

           10.33	Service Contract for Aeronautical Maintenance,
                  dated as of February 26, 1999, between The
                  Self-Managed Cooperative of Aero Industrial
                  Services R.L. ("COOPESA") and the Registrant.

            21.1	List of Subsidiaries of Registrant (filed as
                  Exhibit 21.1 to the Registrant's Registration
                  Statement No. 33-96884 and incorporated herein by reference).

            23.1	Consent of Ernst & Young LLP.

            24.1	Power of Attorney (included on the signature
                  page of this Form 10-K).

            27	Financial Data Schedule.

     (d)	Financial Statement Schedule.

      The response to this portion of Item 14 is submitted as a separate section of this report.

                     Report of Independent Auditors

The Board of Directors and Stockholders
Vanguard Airlines, Inc.

We have audited the accompanying balance sheets of Vanguard Airlines, Inc. (the Company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed on the Index at 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Airlines, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Ernst & Young LLP
Ernst & Young LLP

Kansas City, Missouri
February 22, 1999

                                   Vanguard Airlines, Inc.

                                        Balance Sheets


                                          DECEMBER 31
                                     1998             1997
                                  ---------------------------
ASSETS
Current assets:
Cash and cash equivalents        $  7,417,048   $  1,082,712
Accounts receivable, less
 allowance for doubtful
 accounts of $303,000
 in 1998  ($354,000 in 1997)        2,030,309      2,312,439
Inventories                         1,168,054        842,620
Prepaid expenses and
 other current assets               1,022,953      1,011,417
Current portion of
  supplemental maintenance
  deposits                          4,490,281      4,546,824
                                  ----------------------------
Total current assets               16,128,645      9,796,012


Property and equipment, at cost:
Aircraft improvements and
 leasehold costs                    4,854,683      4,611,528
Aircraft engines and
 rotable inventory                  6,243,693      1,638,389
Reservation system and
 communication equipment            1,867,954      1,844,981
Other property and equipment        2,624,579      2,057,554
                                  ---------------------------
                                   15,590,909     10,152,452
Less accumulated depreciation
 and amortization                  (7,459,456)    (4,667,768)
                                  ---------------------------
                                    8,131,453      5,484,684

Other assets:
Supplemental maintenance
 deposits, less current portion     5,121,050      3,221,875
Deferred debt issuance costs           83,448      2,223,233
Leased aircraft deposits            2,299,000      2,258,500
Fuel and security deposits            883,610      1,240,284
Other                                 999,377        539,296
                                  ---------------------------
                                    9,386,485      9,483,188
                                  ---------------------------
Total assets                      $33,646,583    $24,763,884
                                  ===========================

                                         DECEMBER 31
                                     1998            1997
                                  ---------------------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
Notes payable to related
 parties                       $           -    $ 9,467,741
 Accounts payable                   5,848,635     6,095,903
 Accrued expenses                   3,062,823     4,007,363
 Accrued maintenance                6,902,847     6,588,830
 Air traffic liability              8,230,222     5,989,085
                                  ---------------------------
Total current liabilities          24,044,527    32,148,922

Line of credit                              -     1,900,000
Accrued maintenance,
  less current portion              3,818,184     2,659,396

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, $.001 par value:
  Authorized shares - 2,000,000
   in 1998 (1,000,000 in 1997)
  Issued and outstanding shares -
   302,362 in 1998 (-0- in 1997)           302             -
  Liquidation preference -
   $3,023,620 in 1998
 Common stock, $.001 par value:
  Authorized shares - 200,000,000
   in 1998 (50,000,000 in 1997)
  Issued and outstanding shares -
   85,372,309 in 1998
   (45,695,908 in 1997)                 85,372        45,696
 Additional paid-in capital         76,886,373    57,753,488
 Accumulated deficit               (71,170,997)  (69,692,060)
                                   ---------------------------
                                     5,801,050   (11,892,876)
Deferred stock compensation            (17,178)      (51,558)
                                   ---------------------------
Total stockholders'
 equity (deficit)                    5,783,872   (11,944,434)
                                   ---------------------------
Total liabilities and
 stockholders' equity (deficit)    $33,646,583   $24,763,884
                                   ===========================

SEE ACCOMPANYING NOTES.

                                 Vanguard Airlines, Inc.

                                Statements of Operations


                                  YEAR ENDED DECEMBER 31
                         1998              1997           1996
Operating revenues:
Passenger revenue    $  97,810,522   $  76,560,373   $ 64,977,645
Other                    6,458,020       4,823,765      3,611,456
                     -------------    ------------   ------------
Total operating
     revenues          104,268,542      81,384,138     68,589,101

Operating expenses:
Flying operations       17,997,741      17,080,316     17,306,500
Aircraft fuel           13,725,011      18,571,472     16,005,041
Maintenance             21,928,784      19,334,251     16,074,921
Passenger service        6,677,818       7,342,237      6,245,678
Aircraft and traffic
     servicing          16,941,063      16,746,727     15,193,426
Promotion and sales     18,680,369      20,701,511     15,722,822
General and
     administrative      4,065,266       4,914,469      4,371,150
Depreciation and
     amortization        2,798,215       2,067,917      1,583,879
                       -----------     -----------    -----------
Total operating
     expenses          102,814,267     106,758,900     92,503,417
                       -----------     -----------    -----------

Operating income (loss)  1,454,275     (25,374,762)   (23,914,316)

Other income (expense):
Deferred debt issuance
  cost amortization    (2,629,785)     (1,858,767)    (1,833,335)
 Interest expense        (516,626)     (1,110,465)      (195,728)
 Interest income          213,199          97,991        135,309
                       -----------     -----------    -----------
Total other expense,
   net                 (2,933,212)     (2,871,241)    (1,893,754)
                       -----------     -----------    -----------
Net loss              $(1,478,937)   $(28,246,003)  $(25,808,070)
                       ===========     ===========    ===========
Net loss per share    $     (0.02)   $      (1.85)  $      (2.85)
                       ===========     ===========    ===========
Weighted-average
   common shares
   outstanding         65,767,641      15,232,901      9,056,888
                       ===========     ===========    ===========

SEE ACCOMPANYING NOTES.

                                              Vanguard Airlines, Inc.

                                    Statements of Stockholders' Equity (Deficit)
                     CONVERTIBLE                                                                          TOTAL
                   PREFERRED STOCK                        ADDITIONAL                     DEFERRED      STOCKHOLDERS'
                      SERIES A       COMMON STOCK          PAID-IN       ACCUMULATED      STOCK         EQUITY
                  ----------------  ---------------
                   SHARES   AMOUNT  SHARES       AMOUNT     CAPITAL        DEFICIT     COMPENSATION     (DEFICIT)
                  ----------------  --------------------  -----------    -----------    ---------       ---------
Balance at
 December 31, 1995      -   $  -   8,524,376   $  8,524   $19,301,937   $(15,637,987)   $(127,841)   $  3,544,633
  Issuance of warrants  -      -           -          -     1,850,000              -            -       1,850,000
  Amortization of
   deferred stock
   compensation         -      -           -          -             -              -       41,903          41,903
  Issuance of common
   stock in a private
   placement            -      -   1,319,774      1,320     7,114,188              -           -        7,115,508
  Exercise of stock
   options              -      -     138,302        138        17,871              -           -           18,009
  Net loss              -      -           -          -             -    (25,808,070)          -      (25,808,070)
                  ----------------  --------------------  -----------    -----------    ---------       ---------
Balance at
 December 31, 1996      -      -   9,982,452      9,982    28,283,996    (41,446,057)     (85,938)    (13,238,017)
  Issuance of warrants  -      -           -          -     4,082,000              -            -       4,082,000
  Amortization of
   deferred stock
   compensation         -      -           -          -             -              -       34,380          34,380
  Issuance of
   common stock in
   a private placement  -      -   5,150,000      5,150    10,229,850              -            -      10,235,000
  Issuance of common
   stock in a rights
   offering             -      -  30,455,714     30,456    15,144,544              -            -      15,175,000
  Exercise of
   stock options        -      -     107,742        108        13,098              -            -          13,206
  Net loss              -      -           -          -             -    (28,246,003)           -     (28,246,003)
                  ----------------  --------------------  -----------    -----------    ---------       ---------
Balance at
 December 31, 1997      -      -  45,695,908     45,696    57,753,488    (69,692,060)     (51,558)    (11,944,434)
  Issuance of warrants  -      -           -          -       490,000              -            -         490,000
  Amortization of
   deferred stock
   compensation         -      -           -          -             -              -       34,380          34,380
  Issuance of
   preferred stock
   and warrants to
   purchase common
   stock through
   conversion of
   related-party
   notes payable  302,362    302           -          -     2,921,445              -            -       2,921,747
  Issuance of
   common stock
   through
   conversion of
   related-party
   notes payable        -      -  21,129,770     21,130    10,543,757              -            -     10,564,887
  Issuance of common
   stock through
   exercise of warrants -      -  10,300,000     10,300     5,139,700              -            -       5,150,000
  Issuance of common
   stock through
   cashless exercise
   of warrants          -      -   8,110,936      8,111        (8,111)             -            -               -
  Exercise of
   stock options        -      -     135,695        135        46,094              -            -          46,229
  Net loss              -      -           -          -             -     (1,478,937)           -      (1,478,937)
                  --------------  ---------------------   -----------    -----------    ---------       ---------
Balance at
 December 31,1998 302,362   $302  85,372,309    $85,372   $76,886,373   $(71,170,997)   $ (17,178)    $ 5,783,872
                  ==============  =====================   ===========    ===========    =========       =========

SEE ACCOMPANYING NOTES.

                                     Vanguard Airlines, Inc.

                                    Statements of Cash Flows



                                    YEAR ENDED DECEMBER 31
                             1998            1997           1996
                           ---------       ---------      ---------

OPERATING ACTIVITIES
Net loss                 $(1,478,937)  $ (28,246,003)  $(25,808,070)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
  Depreciation             1,519,808         848,948        681,982
  Amortization             1,278,407       1,218,969        901,897
  Loss on sale and
   disposal of property
   and equipment                   -          11,400        117,954
  Deferred debt issuance
   cost amortization       2,629,785       1,858,767      1,850,000
  Compensation related
   to stock options           34,380          34,380         41,903
  Provision for
   uncollectible accounts     10,895         253,276         32,719
  Provision for expendable
   and rotable inventory
   obsolescence              433,000               -              -
  Changes in operating
   assets and liabilities:
   Restricted cash                 -       1,822,998     (1,822,998)
   Accounts receivable       271,235         888,703     (2,215,892)
   Inventories              (358,434)       (169,282)      (335,219)
   Prepaid expenses
    and other current
    assets                   (11,536)       (144,313)       635,008
   Supplemental maintenance
    deposits              (1,842,632)     (3,045,441)    (1,793,220)
   Accounts payable         (247,268)     (2,308,293)     5,937,339
   Accrued expenses          176,226         355,201      1,348,785
   Accrued maintenance     1,472,805       1,563,588      2,503,081
   Air traffic liability   2,241,137        (620,524)     4,348,888
   Deposits and other       (143,907)       (712,690)      (983,664)
                           ---------       ---------      ---------
Net cash provided by
 (used in) operating
 activities                5,984,964     (26,390,316)   (14,559,507)

INVESTING ACTIVITIES
Purchases of property
 and equipment            (5,844,984)     (2,061,343)    (2,958,406)

FINANCING ACTIVITIES
Proceeds from issuance
 of notes payable to
 related parties           3,000,000      29,148,816      3,900,000
Proceeds from line
 of credit borrowings      1,900,000       2,275,000      9,700,000
Principal payments
 on line of credit        (3,800,000)     (5,375,000)    (4,700,000)
Proceeds from issuance
 of notes payable            275,000               -              -
Principal payments on
 notes payable to
 related parties                   -               -     (1,400,000)
Proceeds from sale of
 common stock and the
 exercise of stock
 options and warrants,
 net of offering costs     5,196,229       3,242,131      7,133,517
Offering costs incurred
 on issuance of preferred
 stock through conversion
 of related-party
 notes payable              (101,873)             -               -
Principal payments on
 notes payable and
 capital lease
 obligations                (275,000)       (158,659)      (205,161)
                           ---------       ---------      ---------
Net cash provided
 by financing activities   6,194,356      29,132,288     14,428,356
                           ---------       ---------      ---------

                                     Vanguard Airlines, Inc.

                                      YEAR ENDED DECEMBER 31
                             1998           1997           1996
                          ---------       ---------      ---------

Net increase (decrease)
 in cash and cash
 equivalents             $6,334,336     $   680,629     $(3,089,557)
Cash and cash equivalents
 at beginning of year     1,082,712         402,083       3,491,640
                          ---------       ---------      ----------
Cash and cash equivalents
 at end of year          $7,417,048     $ 1,082,712     $   402,083
                          =========       =========      ==========

SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW INFORMATION
Cash paid during the year
 for interest            $  190,935     $   377,122     $   159,541
                          =========       =========      ==========

SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
Conversion of related-
 party notes payable
 and accrued interest
 to preferred stock      $3,023,620     $         -      $        -
                          =========       =========      ==========

Conversion of related-
 party notes payable
 and accrued interest
 to common stock        $10,564,887     $22,181,075     $         -
                         ==========      ==========      ==========

Deferred debt issuance
 costs recorded in
 conjunction with
 warrants issued        $   490,000     $ 4,082,000     $ 1,850,000
                          =========       =========      ==========

Aircraft leasehold costs
 associated with accrued
 maintenance at inception
 of lease               $         -     $   453,000     $         -
                          =========       =========      ==========

Property and equipment
 accrued through issuance
 of capital lease
 obligations            $         -     $         -      $  134,031
                          =========       =========      ==========

Aircraft improvements
 financed through the
 issuance of notes
 payable                $         -     $         -      $1,000,000
                          =========       =========      ==========

Retirement of notes
 payable through sale of
 property and equipment $         -     $         -      $  958,333
                          =========       =========      ==========

Reduction of accounts
 payable through sale of
 property and equipment $         -     $         -      $  933,431
                          =========       =========      ==========

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

The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry has experienced adverse financial results during general economic downturns and positive financial results during economic upturns. The Company's business is also seasonal, which can affect the Company's results of operations from quarter to quarter. A prolonged economic downturn could have a material adverse effect on the Company's operations and profitability.

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

RESTRICTED CASH

Restricted cash includes cash equivalents that secure the risk of loss exposure estimated by the Company's credit card processors. During the year, the risk of loss exposure for the Company's largest credit card processor is calculated daily. If the risk of loss exposure exceeds $6,000,000 (the amount secured by letters of credit and a guarantee discussed in NOTE 7), the Company is required to maintain a restricted cash balance in an amount equal to the additional exposure. At December 31, 1998 and 1997, no restricted cash balance related to this credit card processor was required as the risk of loss exposure calculated on those dates did not exceed $6,000,000. Another credit card processor requires the Company to maintain a deposit as security for its risk of loss exposure. The risk of loss exposure for this credit card processor is reviewed annually. At December 31, 1998 and 1997, the restricted cash balance related to this credit card processor totaling $227,183 and $217,396, respectively, is considered noncurrent and is included as a component of other assets on the accompanying balance sheets.

ACCOUNTS RECEIVABLE

Accounts receivable are primarily due from major credit card processors and travel agents. These receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Although the Company does not expect losses associated with supplemental payments recoverable from aircraft lessors, which are described in NOTE 9, recoverability of these payments is dependent on the continued financial stability of its three lessors and on the Company's ability to initially fund aircraft maintenance required for a return of such supplemental payments.

INVENTORIES

Inventories of flight equipment, expendable parts, materials, tools, food, beverages and promotional items are carried at cost less an estimated obsolescence reserve. These items are charged to expense when issued for use under the first-in, first-out method.

In 1996, the Company entered into an agreement with a supplier for consigned parts and supplies for its Boeing 737-200 aircraft. The Company is required to pay a monthly consignment fee, based on the value of the consigned parts, and to replenish any such parts when used with a like part. At December 31, 1998 and 1997, the Company held consigned parts and supplies of approximately $1,628,000 and $2,088,000, respectively, which are not included in the accompanying balance sheets.

PROPERTY AND EQUIPMENT

Depreciation and amortization of aircraft improvements and leasehold costs are recorded using the straight-line method over their estimated useful lives or remaining lease terms of the related aircraft, whichever is shorter, ranging from five to seven years. Reservation system and communication equipment and other property and equipment are depreciated on a straight-line basis over the shorter of their estimated useful lives or remaining lease terms ranging from five to seven years. Aircraft rotable inventory items are depreciated over their estimated useful lives or remaining aircraft lease terms, whichever is shorter, ranging from five to seven years. At December 31, 1998, aircraft rotable inventory is recorded net of a $400,000 obsolescence reserve. Aircraft engines are depreciated on a straight-line basis over 10 years.

AIRCRAFT AND ENGINE MAINTENANCE

The Company accounts for aircraft overhaul and major engine maintenance costs using the accrual method. The Company accrues the estimated cost of the next aircraft overhaul based on aircraft utilization. The actual cost of an aircraft overhaul is charged to the accrual, with any deficiency or excess charged or credited to expense. The Company accrues major engine maintenance based on the greater of engine cycles or flight hours multiplied by the estimated long-term cost per flight hour or cycle. The actual cost of engine maintenance is charged to the accrual. The estimated long-term cost per flight hour or cycle is adjusted to provide for the Company's estimated cost of the next overhaul. The cost of routine maintenance is charged to expense as incurred.

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $5,458,000, $7,792,000 and $4,316,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

PASSENGER REVENUE RECOGNITION

Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time transportation is provided. However, due to various factors, including a multitier ticket pricing structure, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. Actual results could differ from those estimates.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. This pro forma information is included in NOTE 3.

LOSS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, the Company is required to calculate basic earnings per share based on the weighted-average common shares outstanding by excluding the effect of dilutive stock options. In all years presented herein, the computation of net loss per share is based on the weighted-average number of common shares outstanding, as outstanding convertible preferred stock, stock options and warrants were antidilutive.

INCOME TAXES

The Company utilizes the liability method in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities utilizing enacted rates and laws that will be in effect when the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted cash and supplemental maintenance deposits reported in the balance sheet approximate fair value. Based on the guarantee of the line of credit by certain stockholders of the Company, management believes the carrying amount of such borrowings reported in the balance sheet at December 31, 1997 approximates fair value. The carrying amount of the notes payable to related parties at December 31, 1997 approximates fair value. These notes payable were converted to common stock in 1998 at $0.50 per share as discussed in NOTE 2. The fair values of warrants issued in 1998, 1997 and 1996, as described in NOTES 5 AND 7, were estimated using the discounted Black-Scholes pricing model.

RECLASSIFICATION

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

2. STOCKHOLDERS' EQUITY

On March 20, 1998, the Company completed a private sale of 302,362 units of securities at $10 per unit, each unit consisting of one share of Series A Convertible Preferred Stock, par value $0.001 per share (the Series A Preferred Stock), and a common stock purchase warrant. In conjunction therewith, the Company converted $3,023,620 of outstanding principal and interest on the demand notes payable, described in NOTE 6, to Series A Preferred Stock under the terms of the agreement. Offering costs of $101,873 were incurred in connection with the issuance of the Series A Preferred Stock. Each warrant in the unit entitled the holder to purchase 40 shares of common stock at an exercise price of $0.55 per share and expired on March 20, 2005. On August 6, 1998 and August 12, 1998, the warrant holders exercised, in accordance with the cashless exercise provision of the warrant agreement, warrants representing rights to purchase 6,000,000 and 6,094,480, respectively, shares of common stock that were sold in the Series A Preferred Stock unit offering. Because the warrant holders elected to exercise the warrants on a net basis, as defined by the related warrant agreement, the Company issued an aggregate 8,110,936 shares of common stock in connection with such exercises.

The Series A Preferred Stock is not redeemable and pays dividends at an annual rate of $0.80 per share only when, and if, declared by the Company's Board of Directors. The Board of Directors, as of December 31, 1998, has declared no dividends. The liquidation preference of each share of Series A Preferred Stock is $10 plus any accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into 20 shares of common stock (subject to certain antidilution adjustments) at any time commencing on September 20, 1998, and holders of the Series A Preferred Stock are entitled to voting rights determined on an as-converted basis.

On May 15, 1998, the Company held its annual meeting of stockholders whereby the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 to 200,000,000 shares and preferred stock from 1,000,000 to 2,000,000 shares. Effective with the increase in the authorized capital stock, the Convertible Notes, described in NOTE 6, were converted, at $0.50 per share, to an equivalent number of shares of common stock. The Company issued 21,129,770 shares of common stock on May 20, 1998 in connection with this transaction.

On July 2, 1998, the Company notified certain principal stockholders of its intention to redeem 10,300,000 outstanding warrants that were issued in conjunction with the Company's April 1997 private unit offering. Each warrant issued in connection with the private unit offering entitled the holder to purchase one share of the Company's common stock for $0.50 per share. In lieu of redemption, the warrant holders exercised the warrants and the Company received proceeds of $5,150,000 in August 1998 upon issuance of 10,300,000 shares of common stock.

The Company also issued redeemable stock purchase warrants in conjunction with certain other debt and equity agreements entered into during the year. During 1998, the Company issued 107,261 redeemable stock purchase warrants related to such agreements. The warrants entitle the holders to purchase, at any time over a 10-year period from the date of issuance, one share of common stock at an exercise price of $0.50.

In December 1997, the Company completed a sale of 30,455,714 shares of common stock through a Rights Offering. Under the Rights Offering, the Company distributed nontransferable rights, at no cost, to stockholders of record. Each record holder received two rights, with each right entitling the holder to purchase one share of common stock for a price of $0.50 per share. Certain principal stockholders exercised all of their rights pursuant to the basic subscription and the over subscription privileges of the Rights Offering. In lieu of paying the subscription price in cash, they relieved and discharged the Company of $12,181,075 in notes payable to related parties. The cash proceeds to the Company from the sale of the common stock upon the exercise of the rights offered totaled approximately $2,994,000, after deducting approximately $53,000 in offering expenses.

In April 1997, the Company completed a private sale of units of securities, each unit consisting of one share of common stock and two redeemable common stock purchase warrants. In connection with the sale, the Company issued 5,150,000 shares of common stock for aggregate proceeds of approximately $10,235,000, net of offering costs of approximately $65,000. Included in this private sale were 5,000,000 shares of common stock issued to certain principal stockholders in lieu of repayment of $10,000,000 in notes payable to related parties. Each redeemable warrant originally entitled the holder to purchase, at any time over a five-year period commencing with the closing of this private offering, one share of common stock at an exercise price of $2.50. The redeemable warrant exercise price was subject to adjustment in the event the Company issued equity securities raising net proceeds in an aggregate amount of $1,000,000 at a price below $2.00 per share. In conjunction with the Company's Rights Offering discussed above, the redeemable warrants were repriced to $0.50, the offering price of the common stock in the Rights Offering. The Company had the right to redeem the warrants at a redemption price of $0.05 per warrant on 45 days' prior notice if the average closing bid price of the Company's common stock equals or exceeds $1.00 for any 20 days within a period of 30 consecutive trading days, as defined by the warrant agreement. The Company notified the stockholders of its intention to redeem the warrants on July 2, 1998 as discussed above.

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

On November 3, 1995, the Company completed the issuance of 2,400,000 shares of common stock at a price of $6.00 per share through an initial public offering, resulting in net proceeds, after underwriting commissions and offering expenses, of approximately $12,956,000. In connection with the Rights Offering, the Company issued the underwriter warrants to purchase 240,000 shares of common stock at an exercise price of $7.20. The warrants are exercisable at any time from November 1, 1996 to November 1, 2000.

The Company has reserved 33,404,138 shares of common stock for issuances related to the conversion of preferred stock, the exercise of outstanding or available stock options and outstanding stock purchase warrants (including the warrants granted in January
1999) and for shares available under the employee stock purchase plan as follows:


                                         NUMBER
                                        OF SHARES
                                        RESERVED
                                         --------
Stock options (NOTE 3)                  12,855,241
Stock purchase warrants
 (NOTES 2, 5 AND 7)                     13,501,657
Series A Preferred Stock (NOTE 2)        6,047,240
Employee stock purchase plan (NOTE 4)    1,000,000
                                        ----------
                                        33,404,138
                                        ==========

3. STOCK OPTIONS

The Company established the Vanguard Airlines, Inc. 1994 Stock Option Plan (the 1994 Plan) whereby options for up to 1,700,000 (increased to 10,000,000 in 1998) shares may be granted to officers, directors, key employees and consultants to purchase shares of common stock. Vesting and term of these options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of issuance.

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

A summary of stock option activity related to the 1994 Plan is as follows:

	                  1998	          1997	        1996
                ----------------- ---------------- ---------------
                         WEIGHTED-         WEIGHTED-         WEIGHTED-
                         AVERAGE           AVERAGE           AVERAGE
                         EXERCISE          EXERCISE          EXERCISE
                OPTIONS  PRICE    OPTIONS  PRICE    OPTIONS  PRICE
                ----------------- ----------------- --------------
Outstanding at
 beginning of
 year          1,265,265  $0.64   473,227  $2.40    587,000  $0.17
Granted        4,436,933   0.97 2,252,500   1.16    133,500   8.66
Transferred
 from 1997
 Program       3,586,982   0.53         -      -          -      -
Repriced               -     - (1,113,500)  2.28          -      -
Exercised       (135,695)  0.34  (107,742)  0.12   (138,302)  0.13
Forfeited     (1,232,934)  0.69  (239,220)  1.68   (108,971)  0.93
              ----------  -----  --------   ----   --------   ----
Outstanding at
 end of year   7,920,551   0.77 1,265,265   0.64    473,227   2.40
              ==========  ===== =========   ====   ========   ====
Exercisable at
 end of year   2,223,077   0.76   235,033   1.35    202,821   2.55
Weighted-average
 fair value of
 options granted
 during the year           0.48             0.56              4.08

Exercise prices for options outstanding under the 1994 Plan as of December 31, 1998 for incentive stock options granted to employees range from $0.11 to $1.16. The exercise prices for certain nonstatutory options granted range from $0.69 to $2.13 for 875,000 options and equals $9.25 for an additional 25,000 options outstanding under the Plan. The weighted-average remaining contractual life at December 31, 1998 of all outstanding options under the 1994 Plan is 9.05 years.

Under a separate stock option program (the 1997 Program), the Company granted options to purchase 6,973,962 shares of common stock to certain directors and officers of the Company. Options totaling 3,586,982 issued to certain directors and officers under the 1997 Program were transferred to the 1994 Plan in 1998 when the shares reserved for issuance under the 1994 Plan were increased to 10,000,000. The remaining 3,386,980 options under the 1997 Program have an exercise price of $0.50, vest over a period of two years and have a contractual term of five years from the date of issuance. None of these options were exercised or forfeited during the years ended December 31, 1998 or 1997. At December 31, 1998, there are 2,540,235 options exercisable under the 1997 Program, and the weighted-average remaining contractual life of all outstanding options is 3.45 years. The weighted-average fair value of all options originally granted under the 1997 Program is $0.21.

The fair values of options granted in 1998, 1997 and 1996 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk free interest rates of 5.37%, 5.78% and 6.32%; volatility factors of the expected market price of the Company's common stock of .57, .55 and .61; and a weighted-average expected life of the option of 3.90, 2.96 and 3.21 years. The Company assumed a 0% dividend yield over the expected life of the options.

The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                               1998           1997           1996
                          ---------   ------------   ------------

Pro forma net loss      $(2,192,258)  $(28,701,314)  $(25,948,409)
Pro forma net loss
    per share                 (0.03)         (1.88)         (2.87)

4. EMPLOYEE STOCK PURCHASE PLAN

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

5. LINES OF CREDIT

On January 30, 1997, the Company entered into a bank line of credit (the Agreement) that permitted borrowings up to $2,275,000 with interest payable monthly at the prime rate published in THE WALL STREET JOURNAL. As of December 31, 1997, the Company had borrowed $1,900,000 under the Agreement. The prime rate was 8.50% at December 31, 1997. The Agreement matured on January 30, 1998 and was subsequently paid off. The Agreement was guaranteed by certain stockholders of the Company (the Guarantors) for a period of up to two years.

On January 30, 1998, the Company entered into another bank line of credit agreement (the New Agreement) that permitted borrowings up to $1,900,000 with interest payable monthly at the prime rate published in THE WALL STREET JOURNAL. On January 30, 1998, the Company borrowed $1,900,000 under the terms of the New Agreement to repay amounts outstanding under the Agreement. The New Agreement was paid off in August 1998 with proceeds from the exercise of warrants discussed in NOTE 2. The New Agreement matured on January 30, 1999 and was not renewed. The New Agreement was also guaranteed by certain stockholders of the Company.

In connection with the execution of the Agreement and a related two-year guarantee, the Company agreed to issue the Guarantors warrants to purchase an aggregate of up to 2,275,000 shares of common stock at an exercise price of $1.00. Upon execution of the Agreement, the Company issued 910,000 warrants that vested immediately. Accordingly, effective January 30, 1997, the estimated fair value of the warrants issued of $1,100,000 was recorded as deferred debt issuance costs in the accompanying balance sheet and is being charged to expense over the term of the guarantee. The remaining warrants vested quarterly through July 1998 with the number dependent on the amount of borrowings against the line, as defined in the warrant agreement. In 1997 and 1998, the Company issued an additional 682,500 and 570,000 warrants, respectively. Accordingly, the estimated fair value of the additional warrants issued in 1997 and 1998, totaling $323,000 and $138,000, respectively, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. Accumulated amortization related to the warrants totaled $1,477,552 and $613,348 at December 31, 1998 and 1997, respectively. Each warrant expires 10 years from the date of issuance. Warrants for purchase of 262,500 shares were terminated and warrants for purchase of 112,500 shares were forfeited in December 1997 as a result of the release of one of the stockholder's guarantee.

At December 31, 1998, in connection with guarantees of lines of credit that expired in 1995 and 1996, the Company had issued warrants to purchase an aggregate of up to 1,190,341 shares of common stock at a weighted-average exercise price of $4.46 per share. These warrants are fully vested and expire in varying amounts in 2005 and 2006.

6. NOTES PAYABLE TO RELATED PARTIES

During January and March 1998, the Company issued a total of $3,000,000 of unsecured 9.0% convertible demand notes payable to certain principal stockholders of the Company. The Company converted the unsecured demand notes plus accrued interest totaling $3,023,620 to Series A Convertible Preferred Stock, as described in
NOTE 2. In addition, on March 20, 1998, the Company entered into a note exchange agreement whereby the principal stockholders holding notes payable totaling $9,467,741 exchanged their existing unsecured demand notes payable, and all accrued unpaid interest, for new unsecured convertible demand notes payable (the Convertible Notes). The remaining terms of the Convertible Notes were unchanged. In May 1998, the Company converted the Convertible Notes plus accrued interest totaling $10,564,887 to common stock at a rate of $0.50 per share, as described in NOTE 2.

In 1997 and 1996, the Company entered into unsecured demand notes payable with certain major stockholders of the Company with interest payable on demand at a rate of 8.0%. As of December 31, 1997, unsecured demand notes payable of $9,467,741 were outstanding.

The Company had no short-term borrowings outstanding as of December 31, 1998. The weighted-average stated interest rate on short-term borrowings outstanding (excluding deferred debt issuance costs amortization) as of December 31, 1997 equaled 8.0%. The Company recorded related-party interest expense (excluding deferred debt issuance costs amortization) during 1998, 1997 and 1996 of approximately $332,000, $762,000 and $11,000, respectively. There were no interest payments made to related parties in 1998, 1997 and 1996.

7. FINANCIAL INSTRUMENTS

In January 1999, major stockholders of the Company agreed to renew the two-year $4,000,000 letter of credit facility in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 4,000,000 warrants to the major stockholder to purchase shares of the Company's common stock at an exercise price of $1.00. Upon execution of the letter of credit, the Company issued 800,000 warrants that vested immediately. Accordingly, in January 1999, the estimates fair value of the warrants issued of $238,000 was recorded in other assets and is being charged to expense over the term of the facility. The remaining warrants vest quarterly according to the amount of exposure under such letter of credit, as defined in the agreement.

In January 1997, a major stockholder of the Company agreed to establish a two-year $4,000,000 letter of credit facility in favor of the Company's credit card processor. As consideration for establishing the letter of credit, the Company agreed to issue up to 4,000,000 warrants to the major stockholder to purchase shares of the Company's common stock at an exercise price of $1.00. Upon execution of the letter of credit, the Company issued 1,600,000 warrants that vested immediately. Accordingly, in January 1997, the estimated fair value of the warrants issued of $1,900,000 was recorded in other assets and is being charged to expense over the term of the facility. The remaining warrants vested quarterly through October 1998 according to the amount of exposure under such letter of credit, as defined in the agreement. In 1997 and 1998, the Company issued an additional 814,457 and 1,298,896 warrants, respectively. Accordingly, the estimated fair value of the additional warrants issued in 1997 and 1998, totaling $592,000 and $332,000, respectively, was recorded as deferred debt issuance costs and is being charged to expense over the remaining term of the guarantee. The warrants were fully amortized at December 31, 1998. Accumulated amortization related to the warrants totaled $1,180,419 at December 31, 1997. Each warrant expires 10 years from the date of issuance. In addition, the Company granted the major stockholder a security interest in all credit card receivables processed by the Company's credit card processor. Warrants for purchase of 286,647 shares were forfeited in 1998 as a result of the credit card exposure being less than the amount of the letter of credit during certain vesting periods.

In May 1997, the Company completed an additional $2,000,000 guarantee facility in favor of the Company's credit card processor. This guarantee facility expires in May 1999 and was established by the same major stockholder of the Company. As consideration for establishing the guarantee, the Company agreed to issue up to 1,030,928 warrants to the major stockholder to purchase shares of the Company's common stock at an exercise price of $1.94. Upon execution of the guarantee, the Company issued 412,371 warrants that vested immediately. Accordingly, in May 1997, the estimated fair value of the warrants issued of $150,000 was recorded in other assets and is being charged to expense over the term of the facility. The remaining warrants vested quarterly through November 1998 according to the amount of exposure under such letter of credit, as defined in the agreement. In 1997 and 1998, the Company issued an additional 206,186 and 412,371 warrants, respectively. Accordingly, the estimated fair value of the additional warrants issued in 1997 and the warrants issued in 1998 totaling $17,000 and $20,000, respectively, was recorded as deferred debt issuance costs. The warrants were fully amortized at December 31, 1998. Accumulated amortization related to the warrants totaled $65,000 at December 31, 1997. Each warrant expires 10 years from the date of issuance.

8. INCOME TAXES

A reconciliation of the income tax benefit at the federal statutory rate to the provision (benefit) for income taxes is as follows:


                                    YEAR ENDED DECEMBER 31
                              1998           1997           1996
                           ----------   -----------   -----------

Benefit at statutory rate $  (502,839)  $(9,603,640)  $(8,774,744)
State benefit, net of
 federal benefit              (68,327)   (1,304,965)   (1,192,333)
Amortization of deferred
 debt issuance costs        1,025,616       724,919       715,001
Meals and entertainment       103,329        72,944        72,884
Other                          (5,620)     (112,530)      (60,440)
Change in valuation
 allowance                   (552,159)   10,223,272     9,239,632
                           ----------    ----------    ----------
                           $        -    $        -    $        -
                           ==========    ==========    ==========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:


                                         1998             1997
                                     ------------     -----------
Deferred tax assets:
  Net operating loss carryforwards    $23,433,318     $24,264,808
  Accrued overhaul maintenance          4,181,202       3,606,808
  Amortization of aircraft
   leasehold costs                        616,186         451,306
  Accrued vacation                        189,778         172,076
  Inventory reserve                       168,870               -
  Other                                   243,320         262,757
                                     ------------      ----------
Total deferred tax assets              28,832,674      28,757,755

Valuation allowance                   (24,984,110)    (25,536,269)
                                     ------------      ----------
                                        3,848,564       3,221,486

                                          1998           1997
                                     ------------      ----------
Deferred tax liabilities:
Prepaid overhaul maintenance         $  3,748,419     $ 3,029,793
Prepaid insurance                          25,478         109,687
Other                                      74,667          82,006
                                     ------------     -----------
Total deferred tax liabilities          3,848,564       3,221,486
                                     ------------     -----------
                                     $          -     $         -
                                     ============     ===========

The Company has provided a valuation reserve of $24,984,110 and $25,536,269 as of December 31, 1998 and 1997, respectively, to fully reserve for net deferred tax assets in the same amounts due to the uncertainty of their future realization.

As of December 31, 1998, net operating loss carryforwards of approximately $60,085,432 are available to reduce income taxes of future years and will begin to expire in 2009, if unused. The
Company made no income tax payments during the years ended
December 31, 1998, 1997 and 1996.

9. LEASES

AIRCRAFT

From the date of inception through December 31, 1998, the Company has entered into operating lease agreements (collectively, the Lease Agreements) for nine Boeing 737-200 and two Boeing 737-300 Series aircraft requiring fixed monthly rental payments. The two Boeing 737-300 Series aircraft were returned upon expiration of their respective lease terms in 1997. The Company recorded rent expense for aircraft of approximately $10,236,000, $9,261,000 and $10,404,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In addition, the Company is required to make supplemental payments to the aircraft lessors based on the number of cycles/flight hours, as defined by the Lease Agreements. Certain supplemental payments are recoverable from the lessor upon the performance of required engine, airframe, landing gear and auxiliary power unit overhauls. At December 31, 1998 and 1997, the Company has recorded approximately $9,611,000 and $7,769,000, respectively, in supplemental maintenance deposits recoverable from aircraft lessors.

The Lease Agreements require the Company to pay the entire cost of the initial overhauls, even though a portion of the cycles or flight hours were incurred prior to initiation of the Lease Agreements. Accordingly, at the inception of the lease, the Company accrued (as accrued maintenance) the portion of the estimated cost of the initial overhaul pertaining to cycles or flight hours incurred prior to inception of the lease. The amounts capitalized as aircraft leasehold costs totaled approximately $453,000 for the year ended December 31, 1997. There was no overhaul component capitalized for the years ended December 31, 1998 and 1996. The capitalized component is being amortized on the straight-line method over five to seven years, the estimated lease terms. Amortization totaled approximately $423,000, $405,000 and $422,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Lease Agreements have lease terms ranging from three to seven years with the option to extend the lease term for certain aircraft for two to four additional years. The Company exercised its option to extend the lease term on four Boeing 737-200 aircraft for two additional years effective December 1997. In December 1998, a lease extension agreement was modified to extend the lease term on one Boeing 737-200 aircraft through December 2000. Three other Boeing 737-200 aircraft will be returned to the lessor in 1999 upon the expiration of their respective lease terms. Certain Boeing 737-200 Lease Agreements each have an option to purchase the aircraft at a value defined by the respective agreement.

During 1998, the Company entered into additional lease agreements for the delivery of two additional aircraft in February and March 1999. The lease terms are five years from the date of delivery and, like the other aircraft leases, require the Company to make supplemental payments to the aircraft lessor based on the number of cycles/flight hours, as defined by the agreements. The supplemental payments are recoverable from the lessor upon the performance of required engine, airframe, landing gear and auxiliary power unit overhauls. At December 31, 1998, the Company had deposits on these aircraft totaling $263,000 and is required to make additional deposits totaling $526,000 prior to aircraft delivery. In addition, in 1999 the Company has signed letters of intent for the lease and delivery of three additional aircraft during 1999.

OTHER

The Company leases facilities as well as office space for its corporate headquarters from local airport authorities. These operating leases have terms ranging from one month to five years. In addition, the Company leases aircraft engines, auxiliary power units, certain equipment and other office space. These operating leases have terms ranging from one to three years. Total rental expense for operating leases other than aircraft charged to operations for the years ended December 31, 1998, 1997 and 1996 was approximately $3,306,000, $2,982,000 and $2,764,000, respectively.

Future minimum lease payments under noncancelable operating leases (excluding supplemental payments but including the lease agreements related to aircraft deliveries in February and March 1999) at December 31, 1998 were as follows:

               1999                                $14,300,599
               2000                                 11,773,867
               2001                                  8,739,734
               2002                                  7,254,398
               2003                                  3,490,223
               Thereafter                              394,500
                                                   -----------
               Total minimum lease payments        $45,953,321
                                                   ===========

10. CONTINGENCIES

The Company is party to various legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               VANGUARD AIRLINES, INC.


              Balance at           Charged to
              Beginning  Charged to  Other   Deductions  Balance at
                   of   Costs and  Accounts--    --        End of
    DESCRIPTION  PERIOD  EXPENSES   DESCRIBE  DESCRIBE     PERIOD
---------------  ------  --------  ---------  --------     ------

YEAR ENDED DECEMBER 31, 1998:

Reserves and
 allowances
 deducted from
 asset accounts:

Valuation
 reserve for
 deferred tax
 assets:     $25,536,269  $     -  $      -  $552,159(1)  $24,984,110

YEAR ENDED DECEMBER 31, 1997:

Reserves and
 allowances
 deducted from
asset accounts:

Valuation
 reserve for
 deferred tax
 assets:     $15,312,997  $10,223,272  $  -  $      -   $25,536,269

YEAR ENDED DECEMBER 31, 1996:

Reserves and
 allowances
 deducted from
asset accounts:

Valuation
 reserve for
 deferred tax
 assets:     $ 6,073,365  $ 9,239,632  $  -  $      -   $15,312,997

(1)	reduction in valuation allowance due to utilization of net
operating loss carryforward.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VANGUARD AIRLINES, INC.



Dated:  March 27, 1999        By:  /S/ ROBERT J. SPANE
                                   Robert J. Spane
                                   Chairman of the Board, Chief
                                   Executive Officer
                                   and President

We, the undersigned, directors and officers of Vanguard
Airlines, Inc. (the "Company"), do hereby severally constitute and appoint Robert J. Spane and William A. Garrett and each or any of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE						DATE


/S/ ROBERT J. SPANE					March 27, 1999
Robert J. Spane, Chairman of the Board,
	Chief Executive Officer and President
	 (Principal Executive Officer)

/S/ WILLIAM A. GARRETT					March 27, 1999
William A. Garrett, Vice President-Finance
	and Chief Financial Officer
	(Principal Financial and Accounting Officer)

/S/ LEE M. GAMMILL, JR.					March 27, 1999
Lee M. Gammill, Jr. Director

/S/ DENIS T. RICE						March 27, 1999
Denis T. Rice, Director

/S/ LEIGHTON W. SMITH					March 27, 1999
Leighton W. Smith, Director