Form 10-Q
period 1999-03-31
VANGUARD AIRLINES INC \DE\
filed 1999-05-14
CIK 1000578

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                           FORM 10-Q
(Mark One)
( X )      QUARTERLY  REPORT PURSUANT TO
           SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                             OR

(   )      TRANSITION REPORT PURSUANT TO SECTION 13
           OR  15(D)  OF THE  SECURITIES  EXCHANGE ACT OF
           1934 FOR  THE  TRANSITION PERIOD FROM _______ TO
           _______.

Commission File Number 0-27034

                     VANGUARD AIRLINES, INC.
          (Exact name of Registrant as specified in its charter)

             Delaware                           48-1149290
          (State or other jurisdiction         (I.R.S. Employer
       of incorporation or organization)      Identification Number)

                     533 Mexico City Avenue
               Kansas City International Airport
                     Kansas City, MO  64153
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
                Yes     X             No
                    -------              ------

    At March 31, 1999, there were 85,392,746 shares of Common
Stock, par value $.001 per share issued and outstanding.

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL
STATEMENTS

                     VANGUARD AIRLINES, INC.
                        BALANCE SHEETS

                                 MARCH 31,                   DECEMBER 31,
                                   1999                          1998
                                -----------                 --------------

ASSETS

Current assets:
 Cash and cash equivalents,
   including restricted cash
   and cash equivalents of
   $2,909,737 at
   March 31, 1999              $  8,216,722                 $  7,417,048
Accounts receivable, less
  allowance of $266,000 at
  March 31, 1999 and $303,000
  at December 31, 1998            2,790,476                    2,030,309
Inventories                       1,322,258                    1,168,054
Current portion of supplemental
    maintenance deposits          4,376,242                    4,490,281
Prepaid expenses and other
 current assets                   1,059,560                    1,022,953
                               ------------                   -----------
Total current assets             17,765,258                   16,128,645

Property and equipment, at cost:
  Aircraft improvements and
    leasehold costs               5,280,208                    4,854,683
  Reservation system and
    communication equipment       1,867,954                    1,867,954
  Aircraft engines and rotable
    inventory                     6,960,943                    6,243,693
  Other property and equipment    2,810,413                    2,624,579
                                 ----------                   ----------
                                 16,919,518                   15,590,909
  Less accumulated depreciation
    and amortization             (8,140,279)                  (7,459,456)
                                 -----------                   ---------
                                  8,779,239                    8,131,453
Other assets:
  Supplemental maintenance deposits,
    less current portion          5,713,986                    5,121,050
  Deferred debt issuance costs      208,250                       83,448
  Leased aircraft deposits        3,170,000                    2,299,000
  Fuel and security deposits        820,763                      883,610
  Other                           1,231,821                      999,377
                                  ---------                     --------
                                 11,144,820                    9,386,485

Total assets                    $37,689,317                  $33,646,583
                                ===========                   ==========

              VANGUARD AIRLINES, INC.
             BALANCE SHEETS (CONTINUED)

                                      MARCH 31,                 DECEMBER 31,
                                        1999                       1998
                                     ------------               ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                    $5,501,938                  $5,848,635
 Accrued expenses                     3,222,553                   3,062,823
 Accrued maintenance                  6,876,173                   6,902,847
Air traffic liability                11,680,190                   8,230,222
                                     ----------                  ----------
Total current liabilities            27,280,854                  24,044,527

Accrued maintenance, less
      current portion                 4,327,266                   3,818,184

Commitments

Stockholders' equity:
 Common stock, $.001 par value:
   Authorized shares - 200,000,000
   Issued and outstanding
   shares - 85,396,965
   in 1999 (83,372,309 in 1998)          85,397                     85,372
 Preferred stock, $.001 par value:
     Authorized shares -  2,000,000
     Issued and outstanding
     shares - 302,362 in 1999 and 1998      302                        302
     Liquidation preference - $3,023,620
 Additional paid-in capital           77,133,689                 76,886,373
 Accumulated deficit                 (71,129,608)               (71,170,997)
                                     ------------               -----------
                                       6,089,780                  5,801,050
 Deferred stock compensation              (8,583)                   (17,178)
                                     ------------                ----------
Total stockholders' equity             6,081,197                  5,783,872
                                     ------------                 ----------
Total liabilities and
   stockholders' equity              $ 37,689,317               $ 33,646,583
                                     ============               ============

SEE ACCOMPANYING NOTES.

                     VANGUARD AIRLINES, INC.
                    STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                       ------------------------------------
                                       1999                         1998
Operating revenues:
 Passenger revenues                $23,469,110                  $19,577,774
 Other                               1,437,906                    1,665,988
                                   ------------                 -----------
Total operating revenues            24,907,016                   21,243,762
Operating expenses:
 Flying operations                   4,726,470                    4,394,670
 Aircraft fuel                       2,886,569                    3,646,645
 Maintenance                         5,093,549                    4,374,915
 Passenger service                   1,563,434                    1,809,697
 Aircraft and traffic servicing      4,302,249                    4,656,637
 Promotion and sales                 4,332,172                    4,647,405
 General and administrative            956,973                      980,689
 Depreciation and amortization         931,692                      512,787
                                   ------------                 -----------
  Total operating expenses          24,793,108                   25,023,445
Operating income (loss)                113,908                   (3,779,683)
Other income (expense):
 Deferred debt issuance cost
  amortization                        (113,198)                    (548,738)
 Interest expense                          ---                     (276,897)
 Interest income                       121,524                       14,300
Other                                   (9,345)                         ---
                                   ------------                   ----------
Total other expense, net                (1,019)                    (811,335)
                                   ------------                   ----------
Net income (loss) before
 income taxes                           112,889                  (4,591,018)
Provision for income taxes               71,500                         ---
                                  -------------                    ----------
Net income (loss)                   $    41,389                 $(4,591,018)
                                   ============                  ============

Net income (loss) per share:

  Basic                             $      0.00                  $    (0.10)
                                   =============                 ============

  Diluted                           $      0.00                  $    (0.10)
                                    ============                 ============

Weighted average shares used in
 per share computation:
  Basic                             85,386,280                   45,697,332
                                    ==========                   ==========
  Diluted                           95,452,958                   45,697,332
                                    ==========                   ==========
SEE ACCOMPANYING NOTES.

                               VANGUARD AIRLINES, INC.
                               STATEMENTS OF CASH FLOWS

                                  THREE MONTHS ENDED
                                       MARCH 31,
                           --------------------------------------
                                   1999                  1998
                           ------------------   --------------------
OPERATING ACTIVITIES
Net income (loss)          $           41,389        $   (4,591,018)
Adjustments to reconcile
 net income (loss) to net
 cash used in operating
 activities:
  Depreciation                        577,837               204,223
  Amortization                        353,855               308,564
  Compensation related to
    stock options                       8,595                 8,595
  Debt issuance cost amortization     113,198               548,738
  Provision for uncollectible
   accounts                             ---                  54,000
  Changes in operating assets
   and liabilities:
   Restricted cash                 (2,909,737)                  ---
   Accounts receivable               (760,167)              233,487
   Inventories                       (154,204)             (112,596)
   Prepaid expenses and other
    current assets                    (36,607)             (712,821)
   Supplemental maintenance
    deposits                         (478,897)             (861,857)
   Accounts payable                  (346,697)              405,966
   Accrued expenses                   159,730              (262,619)
   Accrued maintenance                135,408                83,194
   Air traffic liability            3,449,968             2,647,857
   Deposits and other              (1,040,597)             (571,219)
                                   ------------           -----------
Net cash used in operating
     activities                      (886,926)           (2,617,506)

INVESTING ACTIVITIES
Purchases of property and
     equipment                     (1,232,478)             (482,882)

FINANCING ACTIVITIES
Proceeds from line of
    credit borrowings                     ---             1,900,000
Principal payments on line of credit      --             (1,900,000)
Proceeds from issuance of notes
  payable to  related parties             ---             3,000,000
Proceeds from exercise of stock
     options and warrants               9,341                   738
Payment of preferred stock
  offering costs                       ---                  (71,704)
                                    -----------           ----------
Net cash provided by financing
     activities                           9,341            2,929,034
                                    -----------           ----------
Net decrease in cash and cash
     equivalents                     (2,110,063)            (171,354)
Cash and cash equivalents at
     beginning of period              7,417,048            1,082,712
                                    -----------           -----------
Cash and cash equivalents at
     end of period (1)              $ 5,306,985             $ 911,358
                                    ===========             =========

                     VANGUARD AIRLINES, INC.
               STATEMENTS OF CASH FLOWS (CONTINUED)

                                         THREE MONTHS ENDED
                                            MARCH 31,
                                    ---------------------------
                                    1999                 1998
                                  -------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
Cash paid during the period for
     interest                        $      ---       $   57,871
                                   ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING  ACTIVITIES:
Aircraft leasehold costs associated
    with accrued maintenance        $   347,000       $      ---
                                   =============     =============
Conversion of notes payable to
related parties and accrued
interest to preferred stock         $       ---       $  3,023,620
                                   =============      =============

Deferred debt issuance costs
recorded in conjunction with
warrants issued                  $       238,000       $    36,000
                                  ==============      ==============

SEE ACCOMPANYING NOTES.
(1) Excludes restricted cash and cash equivalents of $2,909,737 at March 31, 1999.

                     VANGUARD AIRLINES, INC.
       CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The  financial  statements  of  Vanguard Airlines, Inc.
(the "Company") presented herein, without audit except for balance sheet information at December 31, 1998, have been properly prepared pursuant to the rules of the Securities and Exchange
Commission for quarterly reports on Form
10Q  and do not  include all of the
information and note
disclosures required by generally
accepted accounting principles.  These
statements should be  read in
conjunction with the financial statements
and  notes  thereto for  the  year ended
December 31, 1998, included in the
Company's Form 10K as filed with
the Securities and Exchange
Commission on March 31, 1999.
  The  balance  sheet  as of March 31,
1999,  the statements  of operations  for
the three months ended March 31, 1999
and  1998, and the statements of cash
flows for the three months ended March
31,  1999  and 1998  are  unaudited  but,
in  the  opinion   of management,
include  all  adjustments  (consisting of
normal, recurring  adjustments)
necessary for a  fair  presentation  of results for
these interim  periods.  The results of operations for
the  three months  ended  March 31,  1999
are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

2. EARNINGS PER SHARE
    The following table sets forth the computation of the adjusted weighted average shares and assumed conversions used in the calculation of diluted earnings per share for the three months ended March 31, 1999:

   Numerator:
   Numerator for basic and diluted
     earnings per shareincome available to
     common stockholders
     after assumed conversions          $  41,389
                                        =========
   Denominator:
     Denominator for basic earnings per
     share-weighted average shares      85,386,280
   Effect of dilutive securities:
     Employee stock options              3,878,013
     Warrants                              141,425
     Convertible preferred stock         6,047,240
                                        -----------
     Dilutive potential common shares   10,066,678
                                         ---------
     Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
      conversions                        95,452,958
                                        ===========
     For the three months ended March 31,
1999 and 1998, the computation of basic
earnings per share was based on the
weighted average number of outstanding
common shares.  For the three
months ended March 31, 1999, the
computation of diluted net loss per share was based on the weighted average number of shares and dilutive potential common shares. For the three months ended March
31, 1998, the computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share for the three months ended March 31, 1998, as their effect was antidilutive.

3. FINANCIAL INSTRUMENTS

     In January 1999, major stockholders of the Company agreed to renew the two-year $4,000,000 letter of credit in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 4,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.00. Upon execution of the letter of credit, the Company issued
800,000 warrants that vested
immediately. Accordingly, in January
1999, the estimated fair value of the
warrants issued of $238,000 was recorded in other assets and is being charged to expense over the term of the facility.
The remaining warrants vest quarterly
according to the amount of exposure under such letter of credit, as defined in the agreement.

4. USE OF ESTIMATES

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ITEM 2. - MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS EXCEPT FOR THE
HISTORICAL INFORMATION CONTAINED HEREIN,
THIS REPORT OF FORM 10-K CONTAINS FORWARD
LOOKING STATEMENTS THAT INVOLVE RISKS AND
UNCERTAINTIES AND INFORMATION THAT IS
BASED ON MANAGEMENT'S BELIEFS AS WELL AS
ASSUMPTIONS MADE BY AND INFORMATION
CURRENTLY AVAILABLE TO MANAGEMENT. WHEN
USED IN THIS DOCUMENT, THE WORDS
"ESTIMATE," "ANTICIPATE," "PROJECT" AND
SIMILAR EXPRESSIONS ARE INTENDED TO
IDENTIFY "FORWARD-LOOKING STATEMENTS"
WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995.  THE
COMPANY'S ACTUAL RESULTS MAY DIFFER
MATERIALLY FROM THOSE CURRENTLY
ANTICIPATED.  FACTORS THAT COULD CAUSE OR
CONTRIBUTE TO SUCH DIFFERENCES INCLUDE,
BUT ARE NOT LIMITED TO, AVAILABILITY OF
WORKING CAPITAL AND FUTURE FINANCING
RESOURCES, GENERAL ECONOMIC CONDITIONS,
THE COST OF JET FUEL, THE OCCURRENCE OF
EVENTS INVOLVING OTHER LOW-FARE CARRIERS,
THE CURRENT LIMITED SUPPLY OF BOEING 737
JET AIRCRAFT AND THE HIGHER LEASE COSTS
ASSOCIATED WITH SUCH AIRCRAFT, POTENTIAL
CHANGES IN GOVERNMENT REGULATION OF
AIRLINES OR AIRCRAFT AND ACTIONS TAKEN BY
OTHER AIRLINES PARTICULARLY WITH RESPECT
TO SCHEDULING AND PRICE IN THE COMPANY'S
CURRENT OR FUTURE ROUTES AND
UNANTICIPATED YEAR 2000 COMPLIANCE COSTS
AND EXPENSES.  FOR ADDITIONAL DISCUSSION
OF SUCH RISKS, SEE "FACTORS THAT MAY
AFFECT FUTURE RESULTS OF OPERATIONS," AS
WELL AS THOSE DISCUSSED ELSEWHERE IN THE
COMPANY'S REPORTS FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION.

COMPANY

     The Company was incorporated on
April 25, 1994 and operates as a low-
fare, short- to medium-haul passenger
airline that provides convenient
scheduled jet service to attractive
destinations in established markets in
the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737-200 jet aircraft operating two daily flights each way between Kansas
City and Denver and two daily flights
each way between Denver and Salt Lake
City. The Company currently operates
eleven leased Boeing 737-200 jet
aircraft. The Company's current schedule provides an average of 76 daily weekday flights serving Kansas City, Atlanta,
Chicago-Midway, Cincinnati, Dallas/Fort
Worth, Denver, Minneapolis/St. Paul,
Pittsburgh and Myrtle Beach. The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. There can be no assurance that the Company will be able to secure adequate financing arrangements for the lease or purchase of additional aircraft.
The Company also provides limited charter services.

        The Company has experienced significant
growth since the commencement of operations in December 1994, and has achieved operating revenues of $36.2 million, $68.6 million, $81.4 million and $104.3 million for the years ended December 31, 1995, 1996,
1997, and 1998, respectively.  For the
three months ended March 31, 1999, the
Company reported operating income and net income of $114,000 and $41,000, respectively.  The Company has reported
an operating profit in the most recent
four consecutive quarters.

    The Company's operating revenues are derived principally from the sale of airline services to passengers and are recognized when transportation is provided.
Total operating revenues are primarily a function of fare levels and the number of seats sold per flight. The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to operating revenues and low profit margins. The
Company's principal business strategy is to provide airline services in established, high passenger volume markets that are not served by other low-fare airlines.

     The primary factors expected to
affect the Company's future operating
revenues are the Company's ability to
offer and maintain competitive fares, the reaction of existing competitors to the continuation or commencement of operations by the Company in a particular market (including changes in their fare structure, aircraft type and schedule), the possible entry of other low-fare airlines into the Company's current and future markets, the effectiveness of the Company's marketing efforts, the occurrence of events involving other low-fare carriers, passengers' perceptions regarding the safety of low-fare carriers, general economic conditions and seasonality factors. The Company's costs are affected by fluctuations in the price of jet fuel, scheduled and unscheduled aircraft maintenance expenses, labor costs, the level of government regulation, fees charged by independent contractors for services provided, rent for gates and other facilities, and marketing and advertising expenses. The
Company has a limited history of
operations and, from its inception in
1994 through the first quarter of 1998,
has experienced significant losses.  As
of March 31, 1999, the Company had an
accumulated deficit of $71.1 million.
The Company had net income of $41,000 and net cash flows used in operating activities of $887,000 for the three months ended March 31, 1999. The
Company's credit card processor restricts the availability of cash generated from credit card sales when the Company's credit card exposure is calculated to be in excess of $6 million ($4 million subsequent to May 1999). The Company was required to place cash of approximately
$2.9 million in a restricted cash account as collateral to further secure the Company's credit card processor, as a result of increased sales activity during the first quarter of 1999. At March 31, 1999, current liabilities exceeded current assets by $9.5 million. As a result of its limited operating history, together with the uncertainty in the airline industry generally, management is unable to accurately predict the future operating results of the Company.

  The  Company  has generally generated
positive cash flow  from operations over the past year
and anticipates generating positive cash
flows from operations through the fourth
quarter 1999.   The Company received
proceeds of approximately $5.2 million in
August 1998  from  the  exercise of
warrants.  Management believes  that cash
generated from operations together with
the cash received in August  1998 from
the warrant exercise will provide the
necessary working  capital  for
operations through  December  1999.   The
Company is exploring options to raise
additional capital to  fund anticipated
expansion of operations. There can be no assurance the Company will be successful in expanding operations or raising additional capital that may be needed for this purpose.

OVERVIEW

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Selected Financial and Operational Data:

                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
                                                            $      %
                                  1999      1998       CHANGE CHANGE
                               -------   -------      ------- -------
Revenue passengers carried     371,748   346,150      25,598   7.4  %
Revenue passenger miles -
  RPMs (000s)                  173,786   167,511       6,275   3.8  %
Available seat miles -
  ASMs (000s)                  252,391   257,329      (4,939) (1.9) %
Load Factor                     68.9 %    65.1 %      3.8 pts. 5.8  %
Average Stage Length             467       484        (17)    (3.5) %
Miles flown (000s)             2,086     2,127        (41)    (1.9) %
Block hours flown              6,993     6,939         54      0.8  %
Passenger Yield              $ 0.135   $ 0.117     $0.018     15.4  %
Total Revenue  per ASM       $ 0.099   $ 0.083     $0.016     19.3  %
Operating Expenses per ASM   $ 0.098   $ 0.097     $0.001      1.0  %
Operating cost per blockhour   3,545     3,606       (61)     (1.7) %
Average fuel cost per gallon $   0.49  $  0.63   $ (0.14)    (22.0) %
Average size of fleet for period 9.2      9.0       0.2        2.2  %

     Net income for the first quarter
1999 was $41,000 compared with a net
loss of $4.6 million for the first
quarter 1998.  The improved operating
performance was mainly the result of a
17% increase in operating revenues
combined with a 1% reduction in operating expenses.
    Total operating revenues increased
17% from $21.2 million
for the quarter ended March 31, 1998 to
$24.9 million for the quarter ended March
31, 1999.  This increase was primarily
attributable to increases in the number
of passengers and passenger yield.  The
number of passengers increased 7% from
346,150 in the quarter ended March 31,
1998 to 371,748 in the quarter ended
March 31, 1999 and passenger yield per
RPM increased 15% from 11.7 cents in the quarter ended March 31, 1998 to 13.5 cents in the quarter ended March 31, 1999. The increases were realized despite a 2% decrease in ASMs in the first quarter of 1999 compared to 1998. Aircraft fleet levels remained relatively constant, while average stage length decreased 3%.
The reduction in average stage length was due to the Company's 1997 and early 1998 restructuring of routes, with terminated service from Kansas City to San Francisco in January 1998 and service from Kansas
City to New York City-JFK in May 1998.
RPMs, however, increased 4% from 168
million in the quarter ended March 31,
1998 to 174 million in the quarter ended
March 31, 1999.  This increase was the
result of the 7% increase in the number
of passengers coupled with a 4% decrease in average stage length in the quarter ended March 31, 1999 as compared to 1998.
Load factor increased from 65% for the
quarter ended March 31, 1998 to 69% for
the quarter ended March 31, 1999.  This
increase was primarily the result of a 4% increase in the RPMs in the quarter ended
March 31, 1999 as compared to the quarter ended March 31, 1998.
     Passenger revenue increased $3.9
million, or 20%, for the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998, while other revenue decreased $0.2 million, or 14%, for the same period.
Nonrefundable tickets are realized as
passenger revenue when forfeited. Other revenues include fees generated as a result of service charges from passengers who change flight reservations. Subject to certain restrictions, a customer may pay a $50 service charge to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. These service charges were $1.1 million
(approximately 4% of total operating
revenues) and $1.4 million (approximately
7% of operating revenues) in the quarters ended March 31, 1999 and 1998, respectively. The reduction in service fee revenue is a direct result of less passengers changing their travel itineraries.

    The Company's strategic plan to continue to improve its product includes the delivery of a reliable product with a number of amenities found on larger, better-known airlines that specifically cater to price-sensitive business travelers. Those amenities include assigned seating, refundable tickets, greater legroom, fixed ticket pricing under the Road
Warrior sm Class and greater frequencies between city pairs. The Company believes it has improved its brand awareness in each of its markets through its direct advertising program that was modified in August 1997. The
Company's implementation of its strategic plan continued to show positive results in the first quarter of 1999 with passenger yield increasing to 15% and load factor increasing 6%. The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and customer awareness and continues to improve its brand awareness, service and reliability.

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

                                   THREE MONTHS ENDED
                                   ------------------
                                       MARCH 31,
                                       __________
                              1999                              1998
                              -------                         --------
                             PERCENT OF               PERCENT OF
                             ----------               ----------
                             REVENUES    CENTS PER    REVENUES     CENTS PER
                                          ASM                        ASM
                             ----------------------------------------------
Total operating revenues      100.0 %    9.87 cents     100.0 %    8.26 cents
                             ================================================
Operating expenses:
 Flying operations             19.0 %    1.87            20.7 %    1.71
 Aircraft fuel                 11.6      1.14            17.2      1.42
 Maintenance                   20.4      2.02            20.6      1.70
 Passenger service              6.3      0.62             8.5      0.70
Aircraft and traffic servicing 17.3      1.70            21.9      1.81
 Promotion and sales           17.4      1.72            21.9      1.81
 General and administrative     3.8      0.38             4.6      0.38
 Depreciation and amortization  3.7      0.37             2.4      0.20
                              ---------------------------------------------
Total operating expenses       99.5      9.82           117.8      9.73
Total other expense, net        0.0      0.00            (3.8)    (0.31)
Income tax expense              0.3      0.03             0.0      0.00
                              ---------------------------------------------
Net income (loss)               0.2 %    0.02 CENTS     (21.6)%   (1.78)CENTS
                              ==============================================

     Flying operations expenses include
aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 8% from $4.4 million
(approximately 21% of operating revenues) for the quarter ended March 31, 1998 to $4.7 million (approximately 19% of operating revenues) for the quarter ended
March 31, 1999.  The increase in flying
operations expenses was primarily the
result of an increase in pilot salaries
and increased aircraft rent.  Pilot
salaries increased in anticipation of
commencing revenue service with two
additional aircraft in mid-March and mid-
April 1999.  Pilots are typically hired
three months prior to flight commencement in order to provide adequate time for training. Aircraft rent increased as a result of the addition of the Company's tenth aircraft in March 1999, wetlease costs incurred by the Company, and additional rent paid to a lessor for Stage III modifications to one aircraft.

     Aircraft fuel expenses include the
direct cost of fuel, taxes and the costs of delivering fuel into the aircraft.
Aircraft fuel expenses decreased 21% from $3.6 million (approximately 17% of operating revenues) for the quarter ended
March 31, 1998 to $2.9 million
(approximately 12% of operating revenues) for the quarter ended March 31, 1999.
Lower fuel expense is directly related
to a decrease in cost per gallon in the
quarter ended March 31, 1999 versus
1998.  Fuel cost per gallon (including
taxes and into-plane costs) decreased
$0.14 or 22% from $0.63 in the quarter
ended March 31, 1998 to $0.49 in the
quarter ended March 31, 1999.  The
Company will seek to pass on any
significant fuel cost increases to the
Company's customers through fare
increases as permitted by then current
market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all
maintenancerelated labor, parts,
supplies and other expenses related to
the upkeep of aircraft.  Maintenance
expenses increased 16% from $4.4 million
(approximately 21% of operating
revenues) for the quarter ended March
31, 1998 to $5.1 million (approximately
20% of operating revenues) for the
quarter ended March 31, 1999.  The
increase in maintenance expense is
partially due to the increase in rotable part overhaul costs incurred in conjunction with major scheduled airframe overhauls during the first quarter 1999. In addition, maintenance expense increased as a result of accelerating aircraft input date for scheduled required major maintenance, and providing for engine maintenance costs incurred in excess of accrued amounts. Finally, the Company had three aircraft in scheduled major maintenance during the quarter ended March 31, 1999 for which certain airworthiness directives were performed and expensed as incurred in accordance with Company policy. The Company did not have an aircraft in scheduled major maintenance during the quarter ended March 31, 1998. The Company has also made a concerted effort to improve its line maintenance capabilities in Pittsburgh, Chicago and Minneapolis. As a result, the Company has added approximately thirty additional employees to support these efforts. The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents will vary and are based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from 1.70+ for the quarter ended March 31, 1998 to 2.02+ for the quarter ended March 31, 1999. This increase in cents per ASM mainly resulted from the increases in maintenance expense as described above.

     Passenger service expenses include flight
attendant wages and benefits, in-flight service,
flight attendant training, uniforms and overnight
expenses, inconvenienced passenger charges and
passenger liability insurance.  Passenger service
expenses decreased 14% from $1.8 million
(approximately 9% of operating revenues) for the
quarter ended March 31, 1998 to $1.6 million
(approximately 6% of operating revenues) for the
quarter ended March 31, 1999.  The Company reduced
its inconvenienced passenger charges during the first
quarter of 1999 because of improved operating
reliability and certain changes to its passenger
reaccommodation policies.  The Company also realized
cost savings from the reduction in the Company's
passenger liability insurance rates.   These
decreases were partially offset by an increase in flight attendant wages during 1998.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses decreased 8% from $4.7 million (approximately 22% of operating revenues) for the quarter ended March 31, 1998 to $4.3 million (approximately 17% of operating revenues) for the quarter ended March 31, 1999. The
Company began employing its own underwing servicing in Kansas City in July 1998 and Minneapolis/St. Paul during February 1999, and has realized significant savings. Aircraft and traffic servicing expenses decreased on a cents per ASM basis from 1.81+ for the quarter ended March 31, 1998 to 1.70+ for the quarter ended March 31, 1999 as a result of the strategic moves described above.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department.
Promotion and sales expenses decreased 7% from $4.6 million (approximately 22% of operating revenues) in the quarter ended March 31, 1998 to $4.3 million
(approximately 17% of operating revenues) in the quarter ended March 31, 1999. The Company brought its outside reservation system in-house in April of 1998. The first quarter 1999 showed savings of approximately $300,000 compared to the same period in 1998 as a result of this strategic move. These savings were partially offset by increases in both credit card processing fees from higher credit card rates and in revenue recognized in the first quarter of 1999 as compared to 1998. Direct advertising costs decreased approximately $100,000 for the first quarter 1999 compared with the first quarter 1998.
Stability of the established route structure helped to reduce direct advertising expenses. The Company continues to rely on its direct advertising methods to attract its passengers, and therefore, continues to incur significant advertising expenses each month.
The average promotion and sales cost per passenger decreased $1.78 or 13% from $13.43 in the quarter ended March 31, 1998 to $11.65 in the quarter ended
March 31, 1999.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses decreased 2% from $0.98 million (approximately 5% of operating revenues) in the quarter ended March 31, 1998 to $0.96 million (approximately 4% of operating revenues) in the quarter ended March 31, 1999. The decrease in general and administrative expenses in the first quarter of 1999 as compared to 1998 is the result of decreases in general liability insurance, property taxes, and a reduction in accounting staff.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses increased 82% from $0.51 million (approximately 2% of operating revenues) in the quarter ended March 31, 1998 to $0.93 million
(approximately 4% of operating revenues) in the quarter ended March 31, 1999. The increase in depreciation expense is mainly the result of the increase in depreciable rotable part inventories of approximately $4 million since March 31, 1998.

     Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The Company's renewal of the letters of credit issued securing the Company's credit card processor under new terms and the termination of its bank line of credit agreement in January 1999 significantly reduced the amount of deferred debt issuance amortization in the first quarter 1999 compared with the first quarter 1998.
Under the previous arrangement, warrants vested quarterly in amounts dependent upon the Company's exposure under the letter and line of credit, as defined in the respective agreements. The warrant's estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees.
The Company's improved cash position has also reduced interest expense for the quarter ended March 31, 1999 mainly as a result of the payoff of the line of credit in August 1998 and the conversion of demand notes payable to related parties to common stock during the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, the Company was able to generate sufficient cash from operating activities to support its operations. Prior to 1998 and since inception, the Company has mainly financed its operations and met its capital expenditure requirements with proceeds from private sales of equity securities, proceeds from its initial public offering of Common
Stock, proceeds from its public rights offering and the issuance of debt primarily to its principal stockholders. As of May 1, 1999, the Company has received net proceeds from the sale of its equity securities aggregating approximately $70.2 million.

     During the first quarter of 1999, the Company 's operating activities and property and equipment purchases required the use of approximately $2.1 million of cash flows. These uses of cash were funded with cash balances on hand. As of March 31, 1999, the Company had a working capital deficit of $9.5 million.

    During the quarter ended March 31, 1999, the Company experienced a significant increase in advanced ticket sales that has resulted in an increase to its air traffic liability. In January
1999, the principal stockholders of the Company agreed to renew the two-year $4.0 million letter of credit facility in order to secure the Company's credit card processor. The letters of credit expire in January 2001. In May 1999, a $2.0 million stockholder guarantee securing the Company's credit card processor expires. The Company does not plan to renew a $2.0 million stockholder guarantee. Instead, the Company expects to transfer $2.0 million available cash reserves from its operating cash accounts to a restricted cash account maintained at the Company's credit card processor.

     Currently, the Company must deposit cash into a restricted cash account to provide for the Company's credit card exposure in excess of $4.0 million. To the extent that exposure exceeds $4.0 million, the Company must deposit cash from ticket sales as collateral to secure the Company credit card processor. As of May 3, 1999 due to increased ticket sales, the Company's credit card exposure was approximately $11.1 million. The Company funded the credit card exposure in excess of $4.0 million with $7.1 million in available cash on hand. The
Company estimates that its credit card exposure will range between $8.0 to $13.0 million through the end of the third quarter when the balance should reduce due to expected seasonality. The Company's existing credit card facility limits its ability to utilize cash generated from operations. For example, during the first quarter of 1999, $2.9 million of cash generated from operating activities was withheld by the Company's credit card processing bank to provide additional collateral against the Company's increased advance ticket sales. The Company would have generated positive cashflows from operations of approximately $2.0 million had this restrictive credit card collateral facility not been required.
As a result, the Company plans to renegotiate its collateral requirements during the later part of 1999. There can be no assurance that the Company will be successful with these negotiations or that the Company will be able to reduce its collateral requirements. Currently, any cash utilized as collateral is refunded by the credit card processor, on a daily basis, when the Company's exposure falls below the previously calculated exposure or $4.0 million, whichever is greater.

     The Company estimates that scheduled heavy maintenance of its existing aircraft fleet through December 1999 will cost $7.9 million, of which $3.3 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. In addition, the Company expects to expend $4.6 million on various capital expenditures in the next year, which are primarily related to improvements for existing aircraft, increased aircraft parts inventory levels and improvements to its in-house computer systems.

     The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. In January 1999, the Company signed leases for two additional Boeing 737
200 jet aircraft and accepted delivery of these aircraft in February and March, respectively. The
Company began flying revenue service in March and in April 1999 with these additional aircraft. In connection with these leases, the Company has established letters of credit in favor of the lessor to secure said aircraft. The Company has also signed letters of intent for three additional aircraft to replace its three remaining Stage II compliant aircraft. The Company must deposit with the lessor or establish a letter of credit in the aggregate amount of $690,000 for these three aircraft. As of May 3, 1999, the Company had placed deposits totaling
$345,000 with the lessor. In addition, the Company is currently in discussion with various aircraft lessors regarding the addition of two more aircraft in the fourth quarter of 1999. The Company's cash balance as of May 3, 1999 is sufficient to provide for the necessary estimated lease deposit requirements for up to two additional aircraft. Historically, the Company has been required to deposit between $140,000 and $400,000 per aircraft depending on the specific terms negotiated in the lease.

    The Company has generally generated positive cash flows from operations since March 1998 and expects to continue to generate sufficient cash to support its operations through the year ending
December 31, 1999. The Company plans to continue to implement certain actions designed to achieve long term profitability and improve its capital resources.
Management's plans to achieve long- term profitability include increased focus on the price sensitive business traveler, pricing strategies designed to maximize passenger revenue and continued focus on cost savings programs. There can be no assurance that its efforts will be successful.

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

OTHER MATTERS

YEAR 2000 COMPLIANCE

    Older computers were programmed to use a two-digit code for the date entry rather than a fourdigit code. For example, the date November 17, 1970 would be entered as "11/17/70" rather than "11/17/1970."
The decision to use two digits instead of four was based largely on cost-reduction considerations and the belief that the code would no longer be used at the millennium. Nevertheless, coding conventions have not changed, and on January 1, 2000, computers may read the digits "00" as denoting the year 1900 rather than 2000. At the least, this could result in massive quantities of incorrect data. At worst, it could result in the total or partial failure of time sensitive computer systems and software.

     THE COMPANY'S YEAR 2000 ISSUES. The Company began operations in December 1994, and its operations depend predominantly on third party computer systems.
Because of the Company's limited resources during its start-up, the most cost-effective way to establish its computer systems was to outsource or to use manual systems. Internal systems developed and any software acquired are limited and were designed or purchased with the Year 2000 taken into consideration.

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

     Secondary systems that the Company has completed its Year 2000 assessment on include, but are not limited to, the Company's telephone switch software and equipment at its Reservations Center, intranet network systems, flight operations and tracking software and maintenance inventory tracking system.
Management has completed the modification on these systems and all are Year 2000 compliant except for the Company's Reservation Center telephone switch software and equipment. In April 1999, the Company entered into a lease for a new Year 2000 compliant telephone switch software and equipment. The lease for the telephone switch software and equipment is expected to cost less than $10,000 per month.

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

     While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key third party business and governmental partners' compliance to some extent. The
Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without a material cost by these outside parties. The Company has utilized existing resources and has not incurred any significant costs to implement its Year 2000 project to date and the total remaining cost of the Year 2000 project is expected to be immaterial and will be funded through cash from operations. The costs and the dates on which the Company anticipates it will complete the Year 2000 project are based on management's best estimates and estimates received in writing from applicable third parties. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

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

     The Company's earnings are affected by changes in the price and availability of aircraft fuel.
Market risk is estimated as a hypothetical 10 percent increase in the average cost per gallon of fuel over the past twelve months. Based on actual fuel usage over the past twelve months, such an increase would have resulted in an increase to aircraft fuel expense of approximately $0.8 million over the past twelve months. Comparatively, based on projected fuel usage over the next twelve months, such an increase would result in an increase to aircraft fuel expense of approximately $1.2 million over the next twelve months. The increase in exposure to fuel price fluctuations in 1999 is due to the Company's plan to increase its average aircraft fleet size and related gallons purchased.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted.
Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF
SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on
April 25, 1994 and until 1997, the Company incurred significant losses from operations. In 1998, the Company recorded income from operations of $1.5 million and generated positive cash flow from operations of $6.0 million. As of March 31, 1999 the Company had an accumulated deficit of $71.1 million and a working capital deficit of $9.5 million. As of March 31, 1999, the Company had positive stockholders' equity of $6.1 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company will be able to sustain profitable operations.

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

     CONSUMER CONCERN ABOUT OPERATING SAFETY AT NEW
ENTRANT CARRIERS OR TYPE OF AIRCRAFT. Aircraft accidents or other safety-related issues involving any carrier, may have an adverse effect on airline passengers' perceptions regarding the safety of new entrant, low-fare carriers. As a result, any such future event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such events do not include the Company's operations or personnel.
Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s or other aging aircraft could have a material adverse effect on the Company's business, financial condition and results of operations, even though the Company itself may not experience any such problems with its jet aircraft.

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

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 11.6% of the Company's operating expenses for the quarter ended March 31, 1999. The Company's average cost per gallon for the past three years have been $0.79 per gallon in the year ended December 31, 1996, $0.74 per gallon in the year ended December 31, 1997, $0.58 per gallon in the year ended December 31, 1998, and $0.49 for the quarter ended March 31, 1999. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft.
The Company has not entered into any agreements that fix the price of jet fuel over any period of time.
Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers. The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has obtained the necessary authority to perform airline operations, including a Certificate of Public Convenience and Necessity issued by the DOT pursuant to 49 U.S.C. ) 41102 and an air carrier operating certificate issued by the FAA under Part 121 of the Federal Aviation
Regulations. The continuation of such authority is subject to continued compliance with applicable rules, regulations and laws pertaining to or affecting the airline industry, including any rules and regulations that may be adopted by the DOT and FAA in the future. No assurance can be given that the Company will be able to continue to comply with all present or future rules, regulations and laws or that such rules, regulations and laws would not materially and adversely affect the Company's business, financial condition and results of operations.
PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
       The Company is not involved in any material

       litigation or legal proceedings at this time

       and is not aware of any material litigation or

       legal proceedings threatened against it.

ITEM 2.   CHANGES IN SECURITIES

       a. None.

       b. None.

       c. None

       d. None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

       None.
ITEM 5.   OTHER INFORMATION
       None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
       (a)  Exhibits.
       10.29     Reimbursement Agreement, dated as of
January 18, 1999, by and among Registrant, J. F. Shea
Co., Inc. and The Hambrecht 1980 Revocable Trust,
William Hambrecht as Trustee.

10.30     Security Agreement, dated as of January 18,
            1999, by Registrant in favor of J. F.
            Shea Co., Inc. and The Hambrecht 1980
            Revocable Trust, William Hambrecht as
            Trustee.

       10.34     Warrant for the purchase of Common
            Stock issued to The
            Hambrecht 1980 Revocable
            Trust, William Hambrecht as
            Trustee

       10.35     Warrant for the
            purchase of Common Stock
            issued to J. F. Shea Co.,
            Inc.

       27  Financial Data Schedule

       (b) Reports on Form 8-K
       On March 30, 1999, the Company
       filed a report on Form 8-K under
       Item 5 - Other Events regarding a
       press release issued by the
       Company on March 30, 1999
       announcing that its Board of
       Directors has approved a one-for-
       five reverse stock split of the
       Company's Common Stock, $0.001 par
       value per share, subject to
       approval by the stockholders at
       the Annual Meeting to be held on
       May 18, 1999.

               SIGNATURES
      Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Signature and Title           Date


\S\ ROBERT J. SPANE                 May 14, 1999
Robert J. Spane, President and Chief
Executive   Officer


\S\ WILLIAM A. GARRETT                May 14, 1999
William A. Garrett, Vice President - Finance and Chief Financial Officer
 (Principal Financial and Accounting Officer)