Form 10-Q
period 1999-06-30
VANGUARD AIRLINES INC \DE\
filed 1999-08-13
CIK 1000578

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-Q



(Mark One)


( X ) QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


OR


(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       TO              .                                      ---------------
         --------------

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

                  Yes    X              No
                       ------               ------

     At June 30, 1999, there were 17,083,862 shares of Common Stock, par value $.001 per share issued and outstanding.

PART I.  - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                            VANGUARD AIRLINES, INC.
                                 BALANCE SHEETS


                                              JUNE 30,            DECEMBER 31,
                                                1999                  1998
                                           --------------        --------------

ASSETS

Current assets:
 Cash and cash equivalents, including
  restricted cash and cash equivalents
  of $6,033,226 at June 30, 1999           $ 13,694,966          $   7,417,048
 Accounts receivable, less allowance
  of $203,000 at June 30, 1999 and $303,000
  at December 31, 1998                        3,262,503              2,030,309
 Inventories                                  1,373,530              1,168,054
 Current portion of supplemental
  maintenance deposits                        3,251,757              4,490,281
 Prepaid expenses and other current assets    1,346,476              1,022,953
                                         --------------           ------------
Total current assets                         22,929,232             16,128,645


Property and equipment, at cost:
 Aircraft improvements and leasehold costs    6,004,508              4,854,683
 Reservation system and communication
  equipment                                   1,870,412              1,867,954
 Aircraft engines and rotable inventory       7,559,219              6,243,693
 Other property and equipment                 3,593,815              2,624,579
                                         --------------          -------------
                                             19,027,954             15,590,909
 Less accumulated depreciation and
  amortization                               (9,220,067)            (7,459,456)
                                         --------------          -------------
                                              9,807,887              8,131,453


Other assets:
 Supplemental maintenance deposits, less
  current portion                             6,995,225              5,121,050
 Deferred debt issuance costs                   277,071                 83,448
 Leased aircraft deposits                     3,170,000              2,299,000
 Fuel and security deposits                     817,339                883,610
 Other                                        1,298,531                999,377
                                         --------------          -------------
                                             12,558,166              9,386,485
                                         --------------          -------------

Total assets                             $   45,295,285          $  33,646,583
                                         ==============          =============

                              VANGUARD AIRLINES, INC.
                            BALANCE SHEETS (CONTINUED)


                                             JUNE 30,             DECEMBER 31,
                                               1999                  1998
                                        ---------------          ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                       $     5,234,225          $     5,848,635
 Accrued expenses                             3,520,720                3,062,823
 Accrued maintenance                          7,408,584                6,902,847
 Air traffic liability                       15,156,302                8,230,222
                                         --------------         ----------------
Total current liabilities                    31,319,831               24,044,527

Accrued maintenance, less current portion     5,806,921                3,818,184

Commitments

Stockholders' equity:
 Common stock, $.001 par value:
    Authorized shares - 200,000,000
    Issued and outstanding shares - 17,083,862
     in 1999 (17,074,462 in 1998)                17,084                   17,074
 Preferred stock, $.001 par value:
    Authorized shares -  2,000,000
    Issued and outstanding shares - 302,362         302                      302
    Liquidation preference - $3,023,620
 Additional paid-in capital                  77,326,462               76,954,671
 Accumulated deficit                        (69,175,315)             (71,170,997)
                                         --------------           --------------
                                              8,168,533                5,801,050
 Deferred stock compensation                        ---                  (17,178)
                                         --------------           --------------
Total stockholders' equity                    8,168,533                5,783,872
                                         --------------           --------------
Total liabilities and stockholders'
 equity                                  $   45,295,285           $   33,646,583
                                         ==============           ==============

SEE ACCOMPANYING NOTES.

                              VANGUARD AIRLINES, INC.
                             STATEMENTS OF OPERATIONS



                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                  -------------------   ---------------------
                                1999      1998             1999        1998
                             ----------   -----------  -----------  -----------
Operating revenues:
 Passenger revenues         $31,500,022   $23,462,781  $54,969,132  $43,040,555
 Other                        2,095,798     1,961,688    3,533,704    3,627,676
                            -----------   -----------  -----------  -----------
Total operating revenue      33,595,820    25,424,469   58,502,836   46,668,231

Operating expenses:
 Flying operations            5,786,795     4,461,886   10,513,265    8,856,556
 Aircraft fuel                4,747,879     3,360,314    7,634,448    7,006,959
 Maintenance                  6,966,239     4,770,961   12,059,788    9,145,876
 Passenger service            1,812,390     1,592,793    3,375,824    3,402,490
 Aircraft and traffic
  servicing                   5,046,203     4,356,478    9,348,452    9,013,115
 Promotion and sales          5,190,419     4,212,892    9,522,591    8,860,297
 General and administrative     970,359       994,565    1,927,332    1,975,254
 Depreciation and
  amortization                1,079,789       620,563    2,011,481    1,133,350
                            -----------    ----------   ----------   ----------
Total operating expense      31,600,073    24,370,452   56,393,181   49,393,897
                            -----------    ----------   ----------   ----------

Operating income (loss)       1,995,747     1,054,017    2,109,655   (2,725,666)

Other income (expense):
 Deferred debt issuance cost
  amortization                  (46,179)     (581,571)    (159,377)  (1,130,309)
 Interest expense                   ---      (168,690)         ---     (445,587)
 Interest income                 87,428        18,889      208,952       33,189
 Other                          (33,953)          ---      (43,298)         ---
                             ----------     ---------   ----------    ---------
Total other income (expense),
  net                             7,296      (731,372)       6,277   (1,542,707)
                             ----------     ---------   ----------   ----------
Income (loss) before
 taxes                        2,003,043       322,645    2,115,932   (4,268,373)

Income tax expense              (48,750)          ---     (120,250)         ---
                             ----------     ---------    ---------    ---------

Net income (loss)            $1,954,293     $ 322,645   $1,995,682  $(4,268,373)
                             ==========     =========   ==========  ===========

Net income (loss) per share:
 Basic                       $     0.11     $    0.03   $     0.12  $     (0.42)
                             ==========     =========   ==========  ===========

 Diluted                     $     0.10     $    0.02   $    0.10   $     (0.42)
                             ==========     =========   =========   ===========

Weighted average shares used
 in per share computation:
  Basic                      17,080,806    11,047,734  17,079,031   10,093,600
                             ==========   ===========  ==========   ==========

        Diluted              18,966,138    17,643,364  19,008,124   10,093,600
                             ===========  =========== ==========    ==========

SEE ACCOMPANYING NOTES.

                                 VANGUARD AIRLINES, INC.
                                STATEMENTS OF CASH FLOWS


                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                  -------------------      ------------------
                                  1999        1998            1999           1998
                             ----------    -----------     -----------   -----------
OPERATING ACTIVITIES
Net income (loss)           $ 1,954,293    $   322,645     $  1,995,682   $(4,268,373)
Adjustments to reconcile
 net income (loss) to net
 cash provided by (used in)
 operating activities:
  Depreciation                  656,807        300,996        1,234,644       505,219
  Amortization                  422,982        319,567          776,837       628,131
  Compensation related to
   stock options                  8,583          8,595           17,178        17,190
  Debt issuance cost
   amortization                  46,179        581,571          159,377     1,130,309
  Provision for uncollectible
   accounts                      10,967            522           10,967        25,190
  Changes in operating assets
   and liabilities:
    Restricted cash          (3,123,489)      (929,354)      (6,033,226)     (929,354)
    Accounts receivable        (482,994)      (426,206)      (1,243,161)     (163,387)
    Inventories                 (51,272)       (87,513)        (205,476)     (200,109)
    Prepaid expenses and
      other current assets     (286,916)       146,510         (323,523)     (566,311)
    Supplemental maintenance
      deposits                 (156,754)        (1,744)        (635,651)     (863,601)
    Accounts payable           (267,713)      (272,979)        (614,410)      132,987
    Accrued expenses            298,167        259,926          457,897        (2,693)
    Accrued maintenance       1,509,066        149,180        1,644,474       232,374
    Air traffic liability     3,476,112      1,364,853        6,926,080     4,012,710
    Deposits and other          (63,286)       283,186       (1,103,883)     (288,033)
                            -----------     ----------      -----------     ---------
Net cash provided by
 (used in) operating
 activities                   3,950,732      2,019,755        3,063,806      (597,751)

Investing activities
 Purchases of property
  and equipment             (1,605,437)     (1,449,130)      (2,837,915)   (1,932,012)

Financing activities
 Proceeds from line of
  credit borrowings                ---             ---              ---     1,900,000
 Principal payments on
  line of credit                   ---             ---              ---    (1,900,000)
 Proceeds from issuance
  of notes payable to
  related parties                  ---             ---              ---     3,000,000
 Proceeds from issuance
  of notes payable                 ---         275,000              ---       275,000
 Principal payments on
  notes payable                    ---         (44,888)             ---       (44,888)
 Proceeds from exercise
  of stock options               9,460          22,229           18,801        22,967
 Payment of preferred
  stock offering costs             ---         (30,169)             ---      (101,873)
                           -----------      ----------      -----------     ---------
Net cash provided by
  financing activities           9,460         222,172           18,801     3,151,206
                           -----------      ----------      -----------     ---------

Net increase in cash
 and cash equivalents        2,354,755         792,797          244,692       621,443
Cash and cash equivalents
 at beginning of period      5,306,985         911,358        7,417,048     1,082,712
                           -----------      ----------      -----------     ---------
Cash and cash equivalents
 at end of period (1)      $ 7,661,740     $ 1,704,155      $ 7,661,740   $ 1,704,155
                           ===========      ==========      ===========     =========

                                  VANGUARD AIRLINES, INC.
                            STATEMENTS OF CASH FLOWS (CONTINUED)


                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                  -------------------      ------------------
                                  1999            1998          1999          1998
                                ----------    -----------    -----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
Cash paid during the period for
 interest                       $      ---    $   43,564     $      ---    $  101,435
                                ==========     ==========     ==========    ==========

Supplemental schedule of noncash
 investing and financing
 activities:
  Aircraft leasehold costs
   associated with accrued
   maintenance                  $  503,000     $     ---      $ 850,000    $      ---
                                ==========     ==========      ==========   ==========
  Conversion of notes payable
   to related parties and
   accrued interest to
   preferred stock              $      ---     $      ---      $     ---   $ 3,023,620
                                ==========     ==========      ==========   ==========
  Conversion of notes payable
   to related parties and
   accrued interest to
   common stock                 $      ---    $10,564,887      $     ---   $10,564,887
                                ==========     ==========      ==========   ==========
  Deferred debt issuance
   costs recorded in
   conjunction with warrants
   issued                       $  115,000     $  106,000      $  353,000   $  142,000
                                ==========     ==========      ==========    ==========

SEE ACCOMPANYING NOTES.

<F1>
(1) Excludes restricted cash and cash equivalents of $6,033,226 at June 30, 1999.

                           VANGUARD AIRLINES, INC.
            CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The financial statements of Vanguard Airlines, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1998, have been properly prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999.

The balance sheet as of June 30, 1999, the statements of operations for the three and six months ended June 30, 1999 and 1998, and the statements of cash flows for the three and six months ended June 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

2. REVERSE ONE-FOR-FIVE STOCK SPLIT

On May 18, 1999, the Company's shareholders approved a one-for-five reverse stock split on all authorized shares of common stock. The par value per share remained at $0.001 per share and 200,000,000 common shares remained authorized. All convertible warrants, options and preferred stock agreements were updated to reflect the reverse stock split. All historical information presented in this document has been retroactively restated to reflect the one-for-five reverse stock split.

3. EARNINGS PER SHARE

The following table sets forth the computation of the adjusted weighted average shares and assumed conversions used in the calculation of diluted earnings per share for the three and six months ended
June 30, 1999 (adjusted to reflect the one-for-five reverse stock split):

                       THREE-MONTHS ENDED JUNE 30,             SIX-MONTHS ENDED 30,
                       -------------------------              ---------------------
                           1999             1998            1999            1998
                         -------          -------          -------         -------
NUMERATOR:

Numerator for basic and
diluted earnings per
share-income (loss)
available to common
stockholders after
assumed conversions     $ 1,954,293      $  322,645     $ 1,995,682    $ (4,268,373)
                        ===========      ==========     ===========     ============

DENOMINATOR:

Denominator for basic
 earnings per share -
 weighted average shares 17,080,806      11,047,734     17,079,031      10,093,600
Effect of dilutive
 securities:
Employee stock options      666,161         829,340        709,367             ---
Warrants                      9,723       2,234,863         10,278             ---
Convertible demand
 notes payable                  ---       2,321,978            ---             ---
Convertible preferred
 stock                    1,209,448       1,209,448      1,209,448             ---
                         ----------      ----------     ----------       ---------
Dilutive potential
 common shares            1,885,332       6,595,630      1,929,093             ---
                         ----------      ----------     ----------       ---------
Denominator for diluted
 earnings per share -
 adjusted weighted-average
 shares and assumed
 conversions             18,966,138      17,643,364     19,008,124      10,093,600
                         ==========      ==========     ==========     ===========

Basic earnings per share for the three and six months ended June 30, 1999 and 1998 were computed using the weighted average number of outstanding common shares. Diluted earnings per share for the three and six months ended June 30, 1999, and the three months ended June 30, 1998 were computed using the weighted average number of shares and any dilutive potential common shares. For the six months ended June 30, 1998, the computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares because the effect of outstanding preferred stock, employee stock options and warrants was antidilutive.

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

COMPANY

The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient scheduled jet service to attractive destinations in established markets in the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737-200 jet aircraft operating two daily flights each way between Kansas City and Denver and two daily flights each way between Denver and Salt Lake City. The Company currently operates twelve leased Boeing 737-200 jet aircraft. The Company's current schedule provides an average of 86 daily weekday flights serving
Kansas City, Atlanta, Buffalo/Niagara Falls, Chicago-Midway, Cincinnati, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh and Myrtle Beach. The Company currently operates a concentration of its daily flights in Chicago-Midway with 23 daily flights and Kansas City with 23 daily flights. The Company also provides limited charter services.

The Company has experienced significant growth since the commencement of operations in December 1994. The Company's operating revenues are derived principally from the sale of airline services to passengers and are recognized when transportation is provided. Total operating revenues are primarily a function of fare levels and the number of seats sold per flight. The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to operating revenues and low profit margins. The Company's principal business strategy is to provide airline services in established, high passenger-volume markets that are not served by other low-fare airlines.

OVERVIEW

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1998

Selected Financial and Operational Data:

                                    THREE MONTHS ENDED JUNE 30,
                                    ---------------------------
                                                        $           %
                                 1999       1998      CHANGE      CHANGE
                               -------    --------   -------     -------
Revenue passengers carried      500,033    367,332    132,701     36.1  %
Revenue passenger miles
  - RPMs (000s)                 222,668    169,808     52,860     31.1  %
Available seat miles
  - ASMs (000s)                 315,532    250,729     64,803     25.9  %
Load factor                        70.6 %     67.7 %      2.9 pts. 4.3  %
Departures                        6,040      4,572      1,468     32.1  %
Average stage length                445        462        (17)    (3.7) %
Miles flown (000s)                2,608      2,072        536     25.9  %
Block hours flown                 8,730      6,766      1,964     29.0  %
Passenger yield                $  0.142   $  0.138   $  0.004      2.4  %
Total revenue per ASM          $  0.107   $  0.101   $  0.006      5.9  %
Operating expenses per ASM     $  0.100   $  0.097   $  0.003      3.1  %
Operating cost per block hour  $  3,620   $  3,602         18      0.5  %
Average fuel cost per gallon   $   0.63   $   0.59   $   0.04      6.8  %
Average size of fleet for
 period                            10.8        9.0        1.8     20.0  %


OPERATING REVENUES

Total operating revenues increased 32% from $25.4 million for the quarter ended June 30, 1998 to $33.6 million for the quarter ended June 30, 1999. This increase was primarily attributable to increases in capacity and in the number of passengers in addition to increases in passenger yield. ASMs increased 26% from 251 million to 316 million. The number of passengers increased 36% from 367,332 in the quarter ended June 30, 1998 to 500,033 in the quarter ended June 30, 1999. Passenger yield per RPM increased 2% from 13.8 cents in the quarter ended June 30, 1998 to
14.2 cents in the quarter ended June 30, 1999. The increase in capacity is the result of an additional aircraft placed in service in March and April 1999 offset by a 4% decrease in average stage length. The reduction in average stage resulted from the Company's route expansion and increased frequency on shorter haul routes. Specifically, on April 15, 1999, the Company commenced service between Chicago-Midway and Cincinnati four times a day at an average stage length of 255 miles. RPMs increased 31% from 170 million in the quarter ended June 30, 1998 to 223 million in the quarter ended June 30, 1999. This increase was the result of the 36% increase in the number of passengers coupled with a 4% decrease in average stage length in the quarter ended June 30, 1999 as compared to 1998. Load factor increased from 68% for the quarter ended June 30, 1998 to 71% for the quarter ended June 30, 1999. This increase was primarily the result of a 31% increase in the RPMs coupled with a 26% increase in capacity in the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

Other revenues include fees generated as a result of service charges from passengers who change flight reservations, mail and liquor revenues. Subject to certain restrictions, a customer may pay a $50 service charge to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. Service Charges were $1.7 million (approximately 5% of total operating revenues) and $1.6 million (approximately 6% of operating revenues) in the quarters ended June 30, 1999 and 1998, respectively. The increase in service fee revenue is a direct result of more passengers changing their travel itineraries.

The Company's strategic plan to continue to improve its product includes the delivery of a reliable product with a number of amenities found on larger, better-known airlines that specifically cater to price-sensitive business travelers. Those amenities include assigned seating, refundable tickets, greater legroom, fixed ticket pricing under the Road Warrior sm Class and greater frequencies between city pairs. The Company believes it has improved its brand awareness in each of its markets through its direct advertising program that was modified in August 1997. The
Company's implementation of its strategic plan continued to show positive results in the second quarter of 1999 with passenger yield increasing by 2.4% and load factor increasing by 4.2%. The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and improves upon its brand awareness.

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


                                             THREE MONTHS ENDED JUNE 30,
                                             ----------------------------
                                         1999                         1998
                                         ----                         ----

                                  PERCENT OF                    PERCENT OF
                                  ----------                    ----------
                                   REVENUES    CENTS PER ASM     REVENUES    CENTS PER ASM
                                   --------    -------------     --------    -------------
Total operating revenues            100.0 %      10.65 CENTS      100.0 %     10.14 CENTS
                                   ========   ==============    =========    ============
Operating expenses:
Flying operations                    17.2 %       1.83 CENTS       17.6 %      1.78 CENTS
Aircraft fuel                        14.1         1.50             13.2        1.34
Maintenance                          20.7         2.21             18.8        1.89
Passenger service                     5.4         0.57              6.3        0.64
Aircraft and traffic servicing       15.0         1.60             17.1        1.74
Promotion and sales                  15.5         1.64             16.6        1.68
General and administrative            2.9         0.31              3.9        0.40
Depreciation and amortization         3.2         0.34              2.4        0.25
                                  ---------   -------------     ---------    ------------
Total operating expenses             94.1        10.01             95.9        9.72
Total other expense, net              0.0         0.00              2.8        0.29
Income tax expense                    0.2         0.02              0.0        0.00
                                  ---------   --------------    ---------    ------------
Net income                            5.8 %       0.62 CENTS        1.3 %      0.13 CENTS
                                  =========   ==============    =========    ============

Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 30% from $4.5 million (approximately 18%
of operating revenues) for the quarter ended June 30, 1998 to $5.8 million (approximately 17% of operating revenues) for the quarter ended June 30, 1999. The increase in flying operations expenses was primarily the result of an increase in pilot salaries as a result of the 29% increase in block hours flown. Aircraft rent increased as a result of the addition of the Company's tenth and eleventh aircraft in March and April 1999, respectively. Finally, the Company continues to incur significant pilot training costs as a result of the introduction of the additional capacity during the second quarter of 1999.

Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses increased 41% from $3.4 million (approximately 13% of operating revenues) for the quarter ended June 30, 1998 to $4.7 million (approximately 14%
of operating revenues) for the quarter ended June 30, 1999. The 29% increase in block hours flown resulted in approximately $1 million in increased fuel costs. The average fuel cost per gallon (including taxes and into-plane costs) increased $0.04 or 7% from $0.59 in the quarter ended June 30, 1998 to $0.63 in the quarter ended June 30, 1999. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 46% from $4.8 million (approximately 19% of operating revenues) for the quarter ended June 30, 1998 to $7.0 million (approximately 21% of operating revenues) for the quarter ended June 30, 1999. Maintenance expenses increased by approximately $200,000 for provisions specifically related to the return of three aircraft during the third and fourth quarters of 1999. The Company anticipates it will be obligated to pay its lessor or overhaul facilities to meet contracted aircraft return conditions. In addition, the Company incurred cost overruns in conjunction with two airframe scheduled heavy checks during the second quarter of 1999. The Company has also made a concerted effort to improve its line maintenance capabilities in Pittsburgh, Chicago-Midway and Minneapolis/St. Paul. As a result, the Company has added approximately thirty additional employees to support these efforts. The Company expenses a portion of the estimated cost of future major scheduled maintenance for airframes, engines, landing gears, and APUs each month based on flight hours flown. As the Company has added two additional aircraft and flight hours have increased approximately 30%, these accrued costs have increased accordingly. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from
1.89 cents for the quarter ended June 30, 1998 to 2.21 cents for the quarter ended June 30, 1999. This increase in cents per ASM mainly resulted from the increases in maintenance expense as described above.

Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses increased 14% from $1.6 million (approximately 6% of operating revenues) for the quarter ended June 30, 1998 to $1.8 million (approximately 5% of operating revenues) for the quarter ended June 30, 1999. The increase in passenger service expenses was the result of an increase in flight attendant salaries and in-flight supplies, food and beverages. Flight attendant salaries increased mainly as a result of a 29% increase in block hours flown and in-flight supplies, food and beverages increased as a result of the 36% increase in passengers flown. These increases were offset by a realized cost savings during the second quarter of 1999 from the reduction in the Company's passenger liability insurance rates.

Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 16% from $4.4 million
(approximately 17% of operating revenues) for the quarter ended
June 30, 1998 to $5.0 million

(approximately 15% of operating revenues) for the quarter ended
June 30, 1999. The increase in aircraft and traffic servicing expenses is a direct result of the increase in departures from 4,572 in the second quarter of 1998 to 6,040 in the second quarter of 1999. The Company began employing its own under-wing servicing in Kansas City in July 1998 and Minneapolis/St. Paul during February 1999, and has realized significant savings from the decision to bring this function in-house. Aircraft and traffic servicing expenses decreased on a per turn basis from $953 (1.74 cents per ASM) for the quarter ended June 30, 1998 to $837 (1.60 cents per ASM) for the quarter ended June 30, 1999 as a result of the strategic moves described above.

Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased 23% from $4.2 million (approximately 17% of operating revenues) in the quarter ended June 30, 1998 to $5.2 million (approximately 15% of operating revenues) in the quarter ended June 30, 1999. The Company brought its outside reservation system in-house in April of 1998. The ongoing savings realized from this move were offset by increases in advertising expenses and in passenger bookings, along with the corresponding increases in both credit card processing fees paid and in travel agency commissions paid in the second quarter of 1999 as compared to 1998. Direct advertising costs increased approximately $0.4 million, or 28%, for the second quarter 1999 compared with the second quarter 1998. The addition of two new destination cities during 1999 contributed to the increase in direct advertising expenses. The Company continues to rely on its direct advertising methods to attract its passengers, and therefore, continues to incur significant advertising expenses each month. However, the Company continues to reduce its promotion and sales cost per passenger as the Vanguard brand continues to be accepted in its key cities. The average promotion and sales cost per passenger decreased $1.09 or 10% from $11.47 in the quarter ended June 30, 1998 to $10.38 in the quarter ended June 30, 1999.

General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses decreased 2% from $0.99 million (approximately 4% of operating revenues) in the quarter ended June 30, 1998 to $0.97 million (approximately 3% of operating revenues) in the quarter ended
June 30, 1999. The decrease in general and administrative expenses in the second quarter of 1999 as compared to 1998 is the result of decreases in general liability insurance, property taxes and a reduction in accounting staff.

Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses increased 74% from $0.62 million (approximately 2% of operating revenues) in the quarter ended June 30, 1998 to $1.08 million (approximately 3% of operating revenues) in the quarter ended June 30, 1999. The increase in depreciation expense is mainly the result of the increase in depreciable rotable part inventories of approximately $3.4 million since June 30, 1998.

Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The Company's renewal of the letters of credit issued securing the Company's credit card processor under new terms and the termination of its bank line of credit agreement in January 1999 significantly reduced the amount of deferred debt issuance amortization in the second quarter 1999 compared with the second quarter 1998. Under the previous arrangement, warrants vested quarterly in amounts dependent upon the Company's exposure under the letter and line of credit, as defined in the respective agreements. The warrant's estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. The Company's improved cash position has also reduced interest expense for the quarter ended June 30, 1999 mainly as a result of the payoff of the line of credit in August 1998 and the conversion of demand notes payable to related parties to Common Stock during 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Selected Financial and Operational Data:

                                          SIX MONTHS ENDED JUNE 30,
                                          -------------------------
                                                          $             %
                                 1999        1998       CHANGE       CHANGE
                                -------     -------     -------     -------
Revenue passengers carried      871,781     713,482     158,299       22.2 %
Revenue passenger miles -
  RPMs (000s)                   396,454     337,319      59,135       17.5 %
Available seat miles -
  ASMs (000s)                    567,922     508,058      59,864       11.8 %
Load factor                        69.8 %      66.4 %       3.4 pts.   5.1 %
Departures                       10,670       9,055       1,615       17.8 %
Average stage length                455         473         (18)      (3.8)%
Miles flown (000s)                4,694       4,199         495       11.8 %
Block hours flown                15,723      13,705       2,018       14.7 %
Passenger yield                $  0.139    $  0.128    $  0.011        8.7 %
Total revenue per ASM          $  0.103    $  0.092    $  0.011       12.0 %
Operating expenses per ASM     $  0.099    $  0.097    $  0.002        2.1 %
Operating cost per block hour  $  3,587    $  3,604    $    (17)      (0.5)%
Average fuel cost per gallon   $   0.57    $   0.61    $  (0.04)      (6.6)%
Average size of fleet for
  period                           10.0         9.0         1.0       11.1 %

Total operating revenues increased 25% from $46.7 million for the six months ended June 30, 1998 to $58.5 million for the six months ended
June 30, 1999. This increase was primarily attributable to increases in capacity and in the number of passengers in addition to increases in passenger yield. ASMs increased 12% from 508 million to 568 million. The number of passengers increased 22% from 713,482 during the six months ended June 30, 1998 to 871,781 during the six months ended June 30, 1999. Passenger yield per RPM increased 9% from 12.8 cents in the first half of 1998 to 13.9 cents in the first half of 1999. The increase in capacity is the result of additional aircraft placed in service in March and April 1999 offset by a 4% decrease in average stage length. RPMs increased 18% from 337 million during the first half of 1998 to 396 million during the first half of 1999. This increase was the result of the 22% increase in the number of passengers coupled with a 4% decrease in average stage length in the six months ended June 30, 1999 as compared to 1998. Load factor increased from 66.4% for the six months ended June 30, 1998 to 69.8% for the six months ended
June 30, 1999. This increase was primarily the result of an 18% increase in the RPMs coupled with a 12% increase in capacity in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Other revenues include fees generated as a result of service charges from passengers who change flight reservations, mail and liquor revenues. Subject to certain restrictions, a customer may pay a $50 service charge to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. These service charges were $2.7 million (approximately 5% of total operating revenues) and $3.0 million (approximately 6% of operating revenues) for the six months ended June 30, 1999 and 1998, respectively. Service charges decreased mainly as a result of a reduction in change fees collected from passengers.

Operating Expenses

The following table sets forth the percentage of total operating revenues represented by these expense categories:

                                               SIX MONTHS ENDED JUNE 30,
                                               -------------------------
                                            1999                      1998
                                           ------                    ------
                                PERCENT OF                     PERCENT OF
                               ----------                     ----------
                                REVENUES     CENTS PER ASM     REVENUES     CENTS PER ASM
                                --------     -------------     ---------    -------------

Total operating revenues          100.0 %      10.30 CENTS       100.0 %       9.19 CENTS
                               ==========    =============     =========    =============
Operating expenses:
Flying operations                18.0 %       1.85 cents        19.0 %       1.74 cents
Aircraft fuel                    13.0         1.35              15.0         1.38
Maintenance                      20.6         2.12              19.6         1.80
Passenger service                 5.8         0.59               7.3         0.67
Aircraft and traffic
  servicing                      16.0         1.65              19.3         1.78
Promotion and sales              16.3         1.68              19.0         1.74
General and administrative        3.3         0.34               4.2         0.39
Depreciation and amortization     3.4         0.35               2.4         0.22
                              -----------    ------------      ---------    -------------
Total operating expenses         96.4         9.93             105.8         9.72
Total other expense, net          0.0         0.00               3.3         0.31
Income tax expense                0.2         0.02               0.0         0.00
                              -----------    ------------      ----------    ------------
Net income (loss)                 3.4%        0.35 CENTS        (9.1)%      (0.84) CENTS
                              ===========    ============      ==========    ============

Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 19% from $8.9 million (approximately 19%
of operating revenues) for the six months ended June 30, 1998 to $10.5 million (approximately 18% of operating revenues) for the six months ended June 30, 1999. The increase in flying operations expenses was primarily the result of an increase in pilot salaries as a result of the 15% increase in block hours flown. In addition, aircraft rent increased as a result of the addition of the Company's tenth aircraft in March 1999 and eleventh aircraft in April 1999. Finally, the Company incurred significant pilot training costs as a result of the introduction of the additional capacity during the late first and second quarters of 1999.

Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses increased 9% from $7.0 million (approximately 15% of operating revenues) for the six months ended June 30, 1998 to $7.6 million (approximately 13% of operating revenues) for the six months ended June 30, 1999.
The 15% increase in block hours flown resulted in approximately
$1 million of the increase in fuel costs. However, fuel cost per gallon (including taxes and into-plane costs) decreased $0.04 or 7% from $0.61 in the six months ended June 30, 1998 to $0.57 in the six months ended June 30, 1999, leading to a $0.04 decrease in fuel costs for the period. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 32% from $9.1 million (approximately 20% of operating revenues) for the six months ended June 30, 1998 to $12.1 million (approximately 21% of operating revenues) for the six months ended
June 30, 1999. Maintenance expenses increased as a result of accelerating aircraft input dates for scheduled required major maintenance, providing for costs overruns during two aircraft heavy checks, providing for the return of three aircraft to a lessor in 1999 and providing for engine maintenance costs incurred in excess of accrued amounts. The Company had five aircraft in scheduled major maintenance during the six months ended June 30, 1999 for which certain airworthiness directives or Company required maintenance were performed and expensed as incurred in accordance with Company policy. The Company incurred cost overruns in conjunction with two airframe heavy checks as previously described in the quarterly comparison. The Company had three aircraft in scheduled major maintenance during the first half of 1998. In addition, the Company provided approximately $200,000 to meet aircraft return conditions of three leased aircraft. The Company has also made a concerted effort to improve its line maintenance capabilities in Pittsburgh, Chicago-Midway and Minneapolis/St. Paul. As a result, the Company has added approximately thirty additional employees to support these efforts. The Company expenses a portion of the estimated cost of future major scheduled maintenance for airframes, engines, landing gears, and APUs each month based on flight hours flown.
As flight hours have increased approximately 15%, these accrued costs have increased accordingly. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from 1.80 cents for the six months ended June 30, 1998 to 2.12 cents for the six months ended
June 30, 1999. This increase in cents per ASM mainly resulted from the increases in maintenance expense as described above.

Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses decreased 14% from $1.6 million (approximately 7% of operating revenues) for the six months ended
June 30, 1998 to $1.8 million (approximately 6% of operating revenues) for the six months ended June 30, 1999. The increase in passenger service expenses was the result of an increase in flight attendant salaries and in-flight supplies, food and beverages. Flight attendant salaries increased mainly as a result of a 15% increase in block hours flown and in-flight supplies, food and beverages increased as a result of the 22% increase in passengers flown.

Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 4% from $9.0 million (approximately 19% of operating revenues) for the six months ended June 30, 1998 to $9.3 million (approximately 16% of operating revenues) for the six months ended June 30, 1999. The increase in aircraft and traffic servicing expenses is the direct result of the increase in departures from 9,055 for the six months ended June 30, 1998 to 10,670 for the six months ended June 30, 1999. The Company began employing its own under-wing servicing in Kansas City in July 1998 and Minneapolis/St. Paul during February 1999, and has realized significant savings. Aircraft and traffic servicing expenses decreased on a per turn basis from $995
(1.78 cents per ASM) for the six months ended June 30, 1998 to $876
(1.65 cents per ASM) for the six months ended June 30, 1999 as a result of the strategic moves described above.

Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased 7% from $8.9 million (approximately 19% of operating revenues) in the six months ended June 30, 1998 to $9.5 million (approximately 16% of operating revenues) in the six months ended June 30, 1999. The Company brought its outside reservation system in-house in April of 1998. The ongoing savings realized from this move were offset by increases in advertising expenses and in passenger bookings, along with the resultant increases in both credit card processing fees and in travel agency commissions paid in the second half of

1999 as compared to 1998. The addition of two new destination cities during 1999 increased direct advertising expenses. The Company continues to rely on its direct advertising methods to attract its passengers, and therefore, continues to incur significant advertising expenses each month. However, the Company continues to reduce its promotion and sales costs per passenger as the Vanguard brand continues to be accepted in all of its cities. The average promotion and sales cost per passenger decreased $1.50 or 12% from $12.42 in the six months ended June 30, 1998 to $10.92 in the six months ended June 30, 1999.

General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses decreased 2% from $1.98 million (approximately 4% of operating revenues) in the six months ended June 30, 1998 to $1.93 million (approximately 3% of operating revenues) in the six months ended
June 30, 1999. The decrease in general and administrative expenses in the first half of 1999 as compared to 1998 is the result of decreases in general liability insurance, property taxes and a reduction in accounting staff.

Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses increased 77% from $1.1 million (approximately 2% of operating revenues) in the six months ended June 30, 1998 to $2.0 million (approximately 3% of operating revenues) in the six months ended June 30, 1999. The increase in depreciation expense is mainly the result of the increase in depreciable rotable part inventories of approximately $3.4 million since June 30, 1998.

Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The Company's renewal of the letters of credit issued securing the Company's credit card processor under new terms and the termination of its bank line of credit agreement in January 1999 significantly reduced the amount of deferred debt issuance amortization in the first half of 1999 compared with the first half of 1998. Under the previous arrangement, warrants vested quarterly in amounts dependent upon the Company's exposure under the letter and line of credit, as defined in the respective agreements. The warrant's estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. The Company's improved cash position has also reduced interest expense for the six months ended June 30, 1999 mainly as a result of the payoff of the line of credit in August 1998 and the conversion of demand notes payable to related parties to Common Stock during 1998.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, the Company generated sufficient cash flows from operating activities to support its operations and meet its capital expenditure requirements. Prior to March 1998 and since inception, the Company has primarily financed its operations and met its capital expenditure requirements with proceeds from private sales of equity securities, proceeds from its initial public offering of Common Stock, proceeds from its public rights offering and the issuance of debt primarily to its principal stockholders. As of June 30, 1999, the Company has received net proceeds from the sale of its equity securities aggregating approximately $70.2 million.

During the quarter ended June 30, 1999, the Company continued to experience a significant increase in advanced ticket sales that has resulted in an increase to its air traffic liability. Consequently, the Company had a working capital deficit of $8.4 million. In January 1999, the principal stockholders of the Company agreed to renew the two-year
$4.0 million letter of credit facility in order to secure a portion of the Company's exposure to its credit card processor. The letters of credit expire in January 2001. In May 1999, a $2.0 million stockholder guarantee also securing the Company's credit card processor expired.
The Company did not renew a $2.0 million stockholder guarantee. Instead, the Company expects to transfer up to $2.0 million of available cash reserves from its operating cash accounts to a restricted cash account maintained at the Company's credit card processor during the third quarter.

Currently, the Company must deposit cash into a restricted cash account to provide for the Company's credit card exposure in excess of $4.0 million. To the extent that exposure exceeds $4.0 million, the Company must deposit cash from ticket sales as collateral to secure the Company credit card processor. As of August 9, 1999 due to increased ticket sales, the Company's credit card exposure was approximately $10.9 million.
The Company funded the credit card exposure in excess of $4.0 million with available cash on hand. The Company estimates that its credit card exposure will range between $8.0 to $13.0 million through the end of the third quarter when the balance should decrease due to expected seasonality. The Company's existing credit card facility limits its ability to utilize cash generated from operations. For example, during the quarter ended June 30, 1999, $3.1 million of cash generated from operating activities was withheld by the Company's credit card processing bank to provide additional collateral against the Company's increased advance ticket sales. The Company would have increased cash flows from operations to approximately $7.0 million had this restrictive credit card collateral facility not been required during the quarter ended June 30, 1999. As a result, the Company plans to renegotiate its collateral requirements during the later part of 1999. There can be no assurance that the Company will be successful with these negotiations or that the Company will be able to reduce its collateral requirements. Currently, any cash utilized as collateral is refunded by the credit card processor, on a daily basis, when the Company's exposure falls below the previously calculated exposure or $4.0 million, whichever is greater.

The Company estimates that scheduled heavy maintenance of its existing aircraft fleet through June 30, 2000 will cost $8.2 million, of which $2.7 million has been funded from existing supplemental rent payments recoverable from aircraft lessors. The Company will fund a significant portion of this future scheduled heavy maintenance obligations in the form of supplemental rent payments to be paid over the next 12 months as required by the respective lease agreements. In addition, the Company expects to expend $4.6 million on various capital expenditures in the next year, which are primarily related to improvements for existing or future aircraft, increased aircraft parts inventory levels and improvements to its in-house computer systems.

The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. The Company accepted delivery of two Boeing 737-200 jet aircraft in the first quarter of 1999. In connection with these leases, the Company has established letters of credit in favor of the lessor to secure said aircraft. The Company accepted delivery on its twelfth aircraft on July 29, 1999. In addition, the Company has also signed letters of intent for two additional aircraft to replace its two remaining Stage II aircraft, which are to be returned to the lessor in December 1999. The Company must deposit with the lessor or establish a letter of credit in the aggregate amount of $690,000 for these three aircraft. As of August 9, 1999, the Company had placed deposits totaling $460,000 with the lessor. In addition, the Company is currently in discussion with various aircraft lessors regarding the addition of two more aircraft in the fourth quarter of 1999 in order to maintain its current schedule of operations. The Company's current cash balance is sufficient to provide for the estimated lease deposit requirements for up to two additional aircraft. Historically, the Company has been required to deposit between $140,000 and $400,000 per aircraft depending on the specific terms negotiated in the lease.

The Company has generally generated positive cash flows from operations since March 1998 and expects that its existing cash balances along with the improved operating results will be sufficient cash to support its operations through June 30, 2000. The Company plans to continue to implement certain actions designed to achieve long-term profitability and improve its capital resources. Management's plans to achieve long-term profitability include increased focus on the price-sensitive business traveler, pricing strategies designed to maximize passenger revenue and continued focus on cost savings programs. There can be no assurance that its efforts will be successful.

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

Management has neared the completion of the modification of the Company's information technology to recognize the Year 2000 and the conversion or purchase of critical data process systems. The Company's new reservations software installed in the third quarter of 1997 is Year 2000 compliant. In addition, the Company purchased a new revenue management system in February 1998 that is Year 2000 compliant. The Company's financial reporting software is currently not Year 2000 compliant. The Company has purchased a new financial software system and expects to begin the financial software conversion during the third quarter of 1999. The Company believes these three systems are critical data processing systems.

Secondary systems that the Company has completed its Year 2000 assessment on include, but are not limited to, the Company's telephone switch software and equipment at its Reservations Center, intranet network systems, flight operations and tracking software and maintenance inventory tracking system. Management has completed the modification on these systems and all are Year 2000 compliant. In July 1999, the Company completed the installation of Year 2000 compliant telephone switch software and equipment at its Reservation Center.

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

The Company's earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in the average cost per gallon of fuel over the past twelve months. Based on actual fuel usage over the past twelve months, such an increase would have resulted in an increase to aircraft fuel expense of approximately $1.4 million over the past twelve months. Comparatively, based on projected fuel usage over the next twelve months, such an increase would result in an increase to aircraft fuel expense of approximately $1.9 million over the next twelve months. The increase in exposure to fuel price fluctuations during the next twelve months is due to the Company's plan to increase its aircraft fleet, resulting in additional gallons consumed.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994 and until 1997, the Company incurred significant losses from operations. In 1998, the Company recorded income from operations of $1.5 million and generated positive cash flow from operations of $6.0 million. As of June 30, 1999 the Company had an accumulated deficit of $69.2 million and a working capital deficit of $8.4 million. As of June 30, 1999, the Company had positive stockholders' equity of $8.2 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company will be able to sustain profitable operations.

AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES. The airline business is extremely capital intensive, including, but not limited to, lease payment obligations and related maintenance requirements for existing or additional aircraft. Historically, the Company's continued operations have been dependent upon equity and debt financing from its principal stockholders. There can be no assurance that the Company's principal stockholders will provide working capital for the Company's operations if the Company is unable to continue to generate positive cash flow from its operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 14.1% of the Company's operating expenses for the quarter ended June 30, 1999. The Company's average cost per gallon for the past three years have been $0.79 per gallon in the year ended December 31, 1996, $0.74 per gallon in the year ended December 31, 1997, $0.58 per gallon in the year ended December 31, 1998, and $0.57 for the six months ended June 30, 1999. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers. The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of twelve aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft fluctuates based on certain worldwide macroeconomic factors. There can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed.
In order to maintain the Company's current schedule of operations following the return of its two remaining Stage II aircraft in December 1999, the Company must secure delivery of two additional aircraft. The inability to obtain suitable lease terms or delivery delays could cause the Company to temporarily reduce its fleet size, which would have an adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2.         CHANGES IN SECURITIES

a. On May 20, 1999, the Company effected a one-for-five reverse stock split of all outstanding shares of Common Stock, $0.001 par value per share. The par value per share remained at $0.001 per share and 200,000,000 common shares remained authorized.

b.  None.

c.  None

d.  None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 18, 1999 at which shareholders re-elected one director, elected to effect a one-for-five reverse stock split of all outstanding shares of Common Stock and ratified the appointment of the accounting firm of Ernst & Young, LLP as the Company's independent auditors for 1999.

Results of the voting in connection with each issue were as follows (the results have been converted to reflect post-reverse stock split numbers):

VOTING ON DIRECTOR ROBERT J.  SPANE
-----------------------------------
In Favor                                 16,624,868
Against                                           0
Abstain                                      17,331

ELECTION TO EFFECT A ONE-FOR-FIVE REVERSE STOCK SPLIT OF ALL OUTSTANDING
------------------------------------------------------------------------
SHARES OF COMMON STOCK
----------------------
In Favor                                16,612,358
Against                                     29,038
Abstain                                        803

RATIFICATION OF ERNST & YOUNG, LLP TO SERVE AS AUDITOR
------------------------------------------------------
In Favor                                16,638,145
Against                                      2,930
Abstain                                      1,124

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.

     27         Financial Data Schedule

(b)         Reports on Form 8-K

     On May 20, 1999, the Company filed a report on Form 8-K under
     Item 5 - Other Events regarding a press release issued by the Company on May 19, 1999 announcing approval by the Company's stockholders of a one-for-five reverse stock split of all outstanding shares of Common Stock, $0.001 par value per share, of the Company and a temporary change in the Company's ticker symbol from "VNGD" to "VNGDD."

     On June 14, 1999, the Company filed a report on Form 8-K under
     Item 5 - Other Events regarding a press release issued by the Company on June 11, 1999, announcing the acceptance by Nasdaq SmallCap Market for listing effective June 15, 1999. The Company's ticker symbol will return to "VNGD" as of June 15, 1999.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Signature and Title                             Date


\S\ ROBERT J. SPANE                        August 13, 1999
---------------------------
Robert J. Spane, President
 and Chief Executive Officer


\S\ WILLIAM A. GARRETT                     August 13, 1999
------------------------------------
William A. Garrett, Vice President -
 Finance and Chief Financial Officer
 (Principal Financial and Accounting Officer)