Form 10-Q
period 1999-09-30
VANGUARD AIRLINES INC \DE\
filed 1999-11-15
CIK 1000578

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


(Mark One)


( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


OR


(    )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .
                                                    -------    -------


                Commission File Number 0-27034


                   VANGUARD AIRLINES, INC.
(Exact name of Registrant as specified in its charter)


      Delaware                             48-1149290
(State or other jurisdiction            (I.R.S.  Employer
of incorporation or organization)      Identification Number)


                     533 Mexico City Avenue
                Kansas City International Airport
                     Kansas City, MO  64153
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

               Yes     X             No
                    --------            ------

     At September 30, 1999, there were 17,098,526 shares of Common Stock, par value $.001 per share, issued and outstanding.

PART I.  - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 VANGUARD AIRLINES, INC.
                                      BALANCE SHEETS


                                           SEPTEMBER 30,         DECEMBER 31,
                                               1999                  1998
                                           -------------         ------------
ASSETS

Current assets:
Cash and cash equivalents, including
restricted cash and cash equivalents
of $5,000,000 at September 30, 1999         $13,481,452           $ 7,417,048
Accounts receivable, less allowance
of $172,000 at September 30, 1999 and
$303,000 at December 31, 1998                 2,791,572             2,030,309
Inventories                                   1,301,791             1,168,054
Current portion of supplemental
  maintenance deposits                        2,677,467             4,490,281
Prepaid expenses and other current assets     2,068,965             1,022,953
                                              ----------             ----------
Total current assets                         22,321,247             16,128,645


Property and equipment, at cost:
Aircraft improvements and leasehold
  costs                                       7,221,001               4,854,683
Reservation system and communication
  equipment                                   1,872,119               1,867,954
Aircraft engines and rotable inventory        7,244,996               6,243,693
Other property and equipment                  4,165,441               2,624,579
                                             ----------             ----------
                                             20,503,557              15,590,909
Less accumulated depreciation and
  amortization                              (10,256,917)             (7,459,456)
                                            -----------              ----------
                                             10,246,640               8,131,453


Other assets:
Supplemental maintenance deposits,
 less current portion                         8,182,012               5,121,050
Deferred debt issuance costs                    497,440                  83,448
Leased aircraft deposits                      3,400,000               2,299,000
Security deposits                               720,780                 883,610
Other                                         1,610,222                	999,377
                                             ----------              ----------
                                             14,410,454               9,386,485
                                             ----------              ----------

Total assets                                $46,978,341             $33,646,583
                                            ===========             ===========

                                VANGUARD AIRLINES, INC.
                               BALANCE SHEETS (CONTINUED)

                                           SEPTEMBER 30,          DECEMBER 31,
                                               1999                    1998
                                         ---------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                        $    5,008,204         $   5,848,635
Accrued expenses                             4,594,403             3,062,823
Accrued maintenance                          9,321,766             6,902,847
Air traffic liability                       13,621,885             8,230,222
                                            ----------           -----------
Total current liabilities                   32,546,258            24,044,527

Accrued maintenance, less current portion	   5,698,824             3,818,184

Commitments

Stockholders' equity:
Common stock, $.001 par value:
  Authorized shares - 200,000,000
  Issued and outstanding
   shares - 17,098,526 in 1999
   (17,074,462 in 1998)                        17,099                 17,074
Preferred stock, $.001 par value:
  Authorized shares -  2,000,000
  Issued and outstanding
   shares - 302,362                               302                    302
Liquidation preference - $3,023,620
Additional paid-in capital                 77,701,279             76,954,671
Accumulated deficit                       (68,985,421)           (71,170,997)
                                           -----------            -----------
                                            8,733,259              5,801,050
Deferred stock compensation                        --                (17,178)
                                            ----------             ----------
Total stockholders' equity                  8,733,259              5,783,872
                                           -----------            -----------
Total liabilities and stockholders' equity $46,978,341           $33,646,583
                                           ===========            ===========

SEE ACCOMPANYING NOTES.

                              VANGUARD AIRLINES, INC.
                             STATEMENTS OF OPERATIONS


                         THREE MONTHS ENDED           NINE MONTHS ENDED
                            SEPTEMBER 30,                SEPTEMBER 30,
                        -------------------------      -------------------
                           1999           1998            1999          1998
                          ------          ------          -----         -----
Operating revenues:
Passenger revenues     $ 33,806,906   $ 30,671,667   $ 88,776,038   $ 73,712,222
Other                     1,636,641	     1,510,712	  5,170,345	     5,138,388
                        ------------    -----------    -----------   ------------
Total operating revenues 35,443,547     32,182,379     93,946,383     78,850,610

Operating expenses:
Flying operations        6,633,291      4,696,929     17,146,556      13,553,485
Aircraft fuel            5,454,636      3,502,854     13,089,084      10,509,813
Maintenance              7,621,154      6,619,080     19,680,942      15,764,956
Passenger service        2,191,484      1,806,299      5,567,308       5,208,789
Aircraft and traffic
 servicing               5,642,085      4,006,171     14,990,537      13,019,286
Promotion and sales      5,559,196      5,632,189     15,081,787      14,492,486
General and
 administrative          1,072,973      1,179,666      3,000,305       3,154,920
Depreciation and
 amortization            1,144,467	      651,117	 3,155,948	     1,784,467
                       ------------     ----------    -----------    -----------
Total operating
 expenses               35,319,286	   28,094,305 	91,712,467 	    77,488,202
                        ----------      ---------     ----------      -----------

Operating income           124,261	    4,088,074      2,233,916       1,362,408

Other income (expense):
  Deferred debt issuance
   cost amortization      (114,631)      (737,538)      (274,008)     (1,867,847)
Interest expense               ---        (51,104)           ---	      (496,691)
Interest income            162,636	       65,244        371,588          98,433
Other                      (45,531)           ---	   (88,829)          ---
                       -----------      ----------     ----------   -----------
Total other income
  (expense), net             2,474	     (723,398)         8,751	    (2,266,105)
                         ----------      ----------      ----------   -----------
Income (loss) before
  taxes                    126,735       3,364,676     2,242,667        (903,697)

Income tax benefit
  (expense)                 63,159	           ---	   (57,091)            ---
                        ----------      ----------      ----------   -----------

Net income (loss)      $   189,894     $ 3,364,676   $ 2,185,576     $  (903,697)
                       ===========    =============   =============  ============

Net income (loss)
 per share:
  Basic                  $   0.01    $       0.22     $       0.13    $     (0.08)
                       ===========    ============    =============    ==========

  Diluted                $   0.01    $       0.18    	$       0.11    $     (0.08)
                       ===========    ============    =============    ==========

Weighted average shares
 used in per share
 computation:
  Basic                17,091,550       15,353,859       17,083,204     11,847,020
                      ===========     ============     =============    ==========

Diluted                19,583,069       18,827,917   	   19,404,783     11,847,020
                      ===========     ============    =============     ==========

SEE ACCOMPANYING NOTES

                                VANGUARD AIRLINES, INC.
                               STATEMENTS OF CASH FLOWS

                            THREE MONTHS ENDED       NINE MONTHS ENDED
                              SEPTEMBER 30,            SEPTEMBER 30,
                        ------------------------   ---------------------
                             1999          1998              1999             1998
                            -----          -----             -----           -----
OPERATING ACTIVITIES
Net income (loss)        $ 189,894    $ 3,364,676        $ 2,185,576    $  (903,697)
Adjustments to reconcile
  net income (loss) to net
  cash provided by (used in)
  operating activities:
Depreciation               707,317        334,441          1,941,961        839,660
Amortization               437,150        316,676          1,213,987        944,807
Compensation related to
 stock options                 ---          8,595             17,178         25,785
Debt issuance cost
 amortization              114,631        737,538            274,008      1,867,847
Provision for
 uncollectible accounts     62,938         23,549             73,905         48,739
Changes in operating
 assets and liabilities:
Restricted cash          1,033,226        202,862        (5,000,000)       (726,492)
Accounts receivable        407,993         (8,252)          (835,168)      (171,639)
Inventories                 71,739       (406,189)          (133,737)      (606,298)
Prepaid expenses and
 other current assets     (722,489)       273,825         (1,046,012)      (292,486)
Supplemental maintenance
 deposits                 (612,497)      (607,756)        (1,248,148)    (1,471,357)
Accounts payable          (226,021)      (802,697)          (840,431)      (669,710)
Accrued expenses         1,073,683      1,061,054          1,531,580      1,058,361
Accrued maintenance      1,083,918        524,217          2,728,392        759,591
Air traffic
 liability              (1,534,417)       503,361          5,391,663      4,513,071
Deposits and other        (445,132)       255,953         (1,549,015)       (32,080)
                        -----------    -----------      -------------     ----------
Net cash provided by
 (used in) operating
 activities              1,641,933      5,781,853          4,705,739      5,184,102

INVESTING ACTIVITIES
Purchases of property
 and equipment            (862,053)    (1,693,412)        (3,699,968)    (3,625,424)

FINANCING ACTIVITIES
Proceeds from line of
 credit borrowings              ---            ---               ---      1,900,000
Principal payments on
 line of credit                 ---    (1,900,000)               ---     (3,800,000)
Proceeds from issuance
 of notes payable to
 related parties                ---            ---               ---      3,000,000
Proceeds from issuance
 of notes payable               ---            ---               ---        275,000
Principal payments on
 notes payable                  ---       (136,920)              ---       (181,808)
Proceeds from exercise
 of stock options
 and warrants                39,832      5,168,086            58,633      5,191,053
Payment of preferred
 stock offering costs           ---            ---              ---       (101,873)
                       ------------  ---------------       -----------   -------------
Net cash provided by
 financing activities        39,832       3,131,166           58,633      6,282,372
                       ------------   -------------       ------------   -------------

Net increase in cash
 and cash equivalents       819,712       7,219,607        1,064,404      7,841,050
Cash and cash equivalents
 at beginning of period   7,661,740       1,704,155        7,417,048      1,082,712
                       ------------    ------------        -----------    ------------
Cash and cash equivalents
 at end of period (1)   $ 8,481,452    $  8,923,762       $ 8,481,452   $ 8,923,762
                        ===========    ============       ============   =============

                                VANGUARD AIRLINES, INC.
                           STATEMENTS OF CASH FLOWS (CONTINUED)

                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,
                              1999              1998            1999             1998
                             ------            ------          ------           ------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Cash paid during the period
 for interest                $    ---         $ 25,702       $    ---        $ 127,137
                             ========         ========       =========       =========

SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Aircraft leasehold costs
 associated with accrued
 maintenance                $  721,167        $    ---     $1,571,167        $     ---
                            ==========        ========     ==========        =========
Conversion of notes
 payable to related parties
and accrued interest
 to preferred stock         $      ---        $    ---     $      ---       $3,023,620
                            ==========        ========     ==========       ==========
Conversion of notes payable
 to related parties and
 accrued interest to
 common stock               $      ---        $    ---     $      ---      $10,564,887
                            ==========        ========     ==========      ===========
Deferred debt issuance
 costs recorded in
 conjunction with warrants
 issued                    $   335,000       $  344,000    $  688,000       $  486,000
                            ==========        ========     ==========       ==========

SEE ACCOMPANYING NOTES.

(1) Excludes restricted cash and cash equivalents of $5,000,000 at September 30, 1999.

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

     The balance sheet as of September 30, 1999, the statements of operations for the three and nine months ended September 30, 1999 and 1998, and the statements of cash flows for the three and nine months ended September 30, 1999 and 1998 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

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

3. EARNINGS PER SHARE

     The following table sets forth the computation of the adjusted weighted average shares and assumed conversions used in the calculation of diluted earnings per share for the three and nine months ended September 30, 1999 (adjusted to reflect the one-for-five reverse stock split):

                             Three-months Ended            Nine-months Ended
                             ------------------            -----------------
                                 September 30,                September 30,
                                 ------------                 -------------
                             1999          1998          1999            1998

Numerator:

Numerator for basic
 and diluted earnings
 per share-income
 (loss) available to
 common stockholders
 after assumed
 conversions       $     189,894   $  3,364,676    $  2,185,576  $    (903,697)
                   =============  =============   =============  ==============
DENOMINATOR:

Denominator for
 basic earnings
 per share -
 weighted average
 shares               17,091,550     15,353,859      17,083,204     11,847,020
Effect of dilutive
 securities:
  Employee stock
   options             1,067,130      1,128,321         912,149           ---
Warrants                 214,941      1,136,289         199,982           ---
Convertible preferred
  stock                1,209,448       1,209,448       1,209,448          ---
                     -----------     -----------     -----------      --------
Dilutive potential
  common shares        2,491,519       3,474,058       2,321,579          ---
                     -----------     -----------     -----------      --------
Denominator for
 diluted earnings
 per share - adjusted
 weighted-average
 shares and assumed
 conversions         19,583,069      18,827,917      19,404,783     11,847,020
                     ==========     ===========      ==========    ===========

Basic earnings per share for the three and nine months ended September 30, 1999 and 1998 were computed using the weighted average number of outstanding common shares. Diluted earnings per share for the three and nine months ended September 30, 1999, and the three months ended September 30, 1998 were computed using the weighted average number of shares and any dilutive potential common shares. For the nine months ended September 30, 1998, the computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares because the effect of outstanding preferred stock, employee stock options and warrants was antidilutive.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

5.    LEASES

During 1999, the Company accepted delivery of five additional aircraft between February and October. The lease terms are five years from the date of delivery and, like the other aircraft leases, require the Company to make supplemental payments to the aircraft lessor based on the number of cycles/flight hours, as defined by the lease agreements. The supplemental payments are recoverable from the lessor upon the performance of required engine, airframe, landing gear and auxiliary power unit overhauls. At September 30, 1999, the Company had made deposits on these aircraft totaling $1,364,000 and was required to make an additional deposit totaling $115,000 in October 1999. In addition, in November 1999, the Company has signed a letter of intent for the lease and delivery of six additional aircraft during 2000 and 2001.

Future minimum lease payments under noncancelable operating leases (excluding supplemental payments but including the lease agreement related to the aircraft delivery in October 1999) at September 30, 1999 were as follows:

Year ended September 30:
     2000                     $  16,718,083
     2001                        13,629,762
     2002                        12,338,853
     2003                         8,093,667
     2004                         4,732,000
                              -------------
Total minimum lease payments  $  55,512,365
                              =============

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT OF FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES AND INFORMATION THAT IS BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO
IDENTIFY "FORWARD-LOOKING STATEMENTS."  THE COMPANY'S ACTUAL RESULTS
MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES, GENERAL ECONOMIC CONDITIONS, THE COST OF JET FUEL, THE OCCURRENCE OF EVENTS INVOLVING OTHER LOW-FARE CARRIERS, THE CURRENT SUPPLY OF BOEING 737 JET AIRCRAFT AND THE HIGHER LEASE COSTS ASSOCIATED WITH SUCH AIRCRAFT, POTENTIAL CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND ACTIONS TAKEN BY OTHER AIRLINES PARTICULARLY WITH RESPECT TO SCHEDULING AND PRICE IN THE COMPANY'S CURRENT OR FUTURE ROUTES AND UNANTICIPATED YEAR 2000 COMPLIANCE COSTS AND EXPENSES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

COMPANY

The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient scheduled jet service to attractive destinations in established markets in the United States. The Company's flight operations began on December 4, 1994 with two Boeing 737-200 jet aircraft operating two daily flights each way between Kansas City and Denver and two daily flights each way between Denver and Salt Lake City. The Company currently operates thirteen leased Boeing 737-200 jet aircraft. The Company's current schedule provides an average of 81 daily weekday flights serving Kansas City, Atlanta, Buffalo/Niagara Falls, Chicago-Midway, Cincinnati, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh and Myrtle Beach. The Company currently operates a concentration of its daily flights in Chicago-Midway with 23 daily weekday flights and Kansas City with 21 daily weekday flights. The Company also provides limited charter services.

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

OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1998

Selected Financial and Operational Data:

	                              THREE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------
			                                         $	      %
	                            1999	  1998	  CHANGE	  CHANGE
                                ------     -------      -------     -------
Revenue passengers carried     554,516     419,362      135,154       32.2  %
Revenue passenger miles -
 RPMs (000s)                   251,518     191,808       59,710       31.1  %
Available seat miles -
 ASMs (000s)                   368,694     267,531      101,163       37.8  %
Load factor                       68.2 %      71.7 %       (3.5)pts.  (4.9)  %
Departures                       6,989       4,933        2,056       41.7  %
Average stage length               454         457           (3)      (0.7) %
Miles flown (000s)               3,063       2,211          852       38.5  %
Block hours flown                9,871       7,191        2,680       37.3  %
Passenger yield                $ 0.134	 $ 0.160     $ (0.026)     (16.3) %
Total revenue per ASM          $ 0.096     $ 0.120     $ (0.024)     (20.0) %
Operating expenses per ASM     $ 0.096     $ 0.105     $ (0.009)      (8.6) %
Operating cost per block hour  $ 3,578     $ 3,907         (329)      (8.4) %
Average fuel cost per gallon   $  0.62     $  0.57     $   0.05        8.8  %
Average size of fleet for
  period                          12.2         9.0          3.2       35.6  %

OPERATING REVENUES

Total operating revenues increased 10% from $32.2 million for the quarter ended September 30, 1998 to $35.4 million for the quarter ended September 30, 1999. This increase was attributable to the additional capacity put into service during the quarter and the resultant increase in the number of passengers offset by a decrease in passenger yield. The reduction in yield in the third quarter of 1999 as compared to the third quarter of 1998 mainly resulted from a major competitor's pilot strike during the third quarter of 1998. ASMs increased 38% from 268 million to 369 million. The number of passengers increased 32% from 419,362 in the quarter ended September 30, 1998 to 554,516 in the quarter ended September 30, 1999.
The increase in capacity is the result of an additional aircraft placed in service in March, April, August and September 1999. Passenger yield per RPM decreased 16% from 16.0 cents in the quarter ended September 30, 1998 to 13.4 cents in the quarter ended September 30, 1999 as a result of factors described above. RPMs increased 31% from 192 million in the quarter ended September 30, 1998 to 252 million in the quarter ended September 30, 1999. This increase was the result of the 32% increase in the number of passengers in the quarter ended September 30, 1999 as compared to 1998. Load factor decreased from 72% for the quarter ended September 30, 1998 to 68% for the quarter ended September 30, 1999.
This decrease was the result of a 31% increase in the RPMs coupled with a 38% increase in capacity in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Management believes the major competitor's pilot strike during the third quarter of 1998, specifically in September, contributed to the decrease in load factor.

Other revenues include fees generated as a result of service charges from passengers who change flight reservations, mail and liquor revenues.
Subject to certain restrictions, a customer may pay a service charge to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. Service charges were $1.2 million (approximately 3% of total operating revenues) and $1.2 million (approximately 4% of total operating revenues) in the quarters ended September 30, 1999 and 1998, respectively. The decrease in service fee revenue as a percentage of total operating revenues is a direct result of less passengers changing their travel itineraries.

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

			                              THREE MONTHS ENDED
                                                ------------------
			                                SEPTEMBER 30,
                                                   --------------
          		                              1999	             1998
                                                ----               ----

                                      PERCENT OF                 PERCENT OF
                                      ----------                 ----------
                                       REVENUES   CENTS PER ASM   REVENUES   CENTS PER ASM
                                       --------   -------------   --------   -------------
Total operating revenues                100.0 %     9.61 CENTS     100.0 %   12.03 CENTS
                                      =========   =============   ========    ===========
Operating expenses:
Flying operations                      18.7 %     1.80 cents      14.6 %     1.76 cents
Aircraft fuel                          15.4       1.48            10.9       1.31
Maintenance                            21.5       2.07            20.6       2.47
Passenger service                       6.2       0.59             5.6       0.68
Aircraft and traffic servicing         15.9       1.53            12.4       1.50
Promotion and sales                    15.7       1.51            17.5       2.10
General and administrative              3.0       0.29             3.7       0.44
Depreciation and amortization           3.3       0.31             2.0       0.24
                                       --------  -------------   -------    -----------
Total operating expenses               99.7       9.58            87.3      10.50
Total other expense, net                0.0       0.00             2.2       0.27
Income tax benefit                      0.2       0.02             0.0       0.00
                                       --------  -------------   -------    -----------
Net income                              0.5 %     0.05 CENTS      10.5  %    1.26 CENTS
                                       ========  ===========     ========    ===========

Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 41% from $4.7 million (approximately 15%
of operating revenues) for the quarter ended September 30, 1998 to $6.6 million (approximately 19% of operating revenues) for the quarter ended
September 30, 1999. The increase in flying operations expenses was primarily the result of an increase in pilot pay, pilot overnight hotel and meal per diem costs directly related to the 37% increase in block hours flown. Aircraft rent increased as a result of the addition of the Company's tenth and eleventh aircraft in the first half of 1999 and the Company's twelfth and thirteenth aircraft in August and September, respectively. Finally, the Company continues to incur significant pilot training costs as a result of the introduction of the additional capacity during the third quarter of 1999.

Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses increased 56% from $3.5 million (approximately 11% of operating revenues) for the quarter ended September 30, 1998 to $5.5 million (approximately
15% of operating revenues) for the quarter ended September 30, 1999.  The
37% increase in block hours flown resulted in approximately $1.3 million in increased fuel costs. The average fuel cost per gallon (including taxes and into-plane costs) increased $0.05 or 9% from $0.57 in the quarter ended September 30, 1998 to $0.62 in the quarter ended September
30, 1999. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 15% from $6.6 million (approximately 21% of operating revenues) for the quarter ended September 30, 1998 to $7.6 million
(approximately 22% of operating revenues) for the quarter ended September
30, 1999. Maintenance expenses increased by approximately $200,000 for provisions specifically related to the return of three aircraft during the third and fourth quarters of 1999. The Company anticipates it will be obligated to pay its lessor or overhaul facilities to meet contracted aircraft return conditions. In addition, the Company incurred costs for four unscheduled engine repairs resulting in an additional expense of $500,000 in the third quarter of 1999. The Company expenses a rateable portion of the estimated cost of future major scheduled maintenance for airframes, engines, landing gears, and APUs each month based on flight hours flown.
As the Company has added additional aircraft and flight hours have increased approximately 35%, these accrued costs have increased accordingly. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses decreased on a cents per ASM basis from 2.47 cents for the quarter ended
September 30, 1998 to 2.07 cents for the quarter ended September 30, 1999.
This decrease in cents per ASM was a result of the 38% increase in ASMs in 1999 and the associated economies of scale within the maintenance department.

Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses increased 21% from $1.8 million
(approximately 6% of operating revenues) for the quarter ended September
30, 1998 to $2.2 million (approximately 6% of operating revenues) for the quarter ended September 30, 1999. The increase in passenger service expenses was the result of an increase in flight attendant salaries, overnight hotel and meal per diem costs and in-flight supplies, food and beverages. Flight attendant salaries and associated overhead costs increased mainly as a result of a 37% increase in block hours flown and in-flight supplies, food and beverages increased as a result of the 32% increase in passengers flown. These increases were offset by cost savings from the reduction in the Company's passenger liability insurance rates.

Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 41% from $4.0 million
(approximately 12% of operating revenues) for the quarter ended September
30, 1998 to $5.6 million (approximately 16% of operating revenues) for the quarter ended September 30, 1999. The increase in aircraft and traffic servicing expenses is a direct result of the 42% increase in departures from 4,933 in the third quarter of 1998 to 6,989 in the third quarter of 1999. The Company began employing its own under-wing servicing in Kansas City in July 1998 and Minneapolis/St. Paul during
February 1999, and has realized savings from the decision to bring this function in-house. Aircraft and traffic servicing expenses decreased on a per turn basis from $812 (1.50 cents per ASM) for the quarter ended
September 30, 1998 to $807 (1.53 cents per ASM) for the quarter ended
September 30, 1999 as a result of the strategic moves described above and the economies of scale from the increase in departures.

Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses decreased 1% from $5.6 million (approximately 18% of operating revenues) in the quarter ended September 30, 1998 to $5.6 million (approximately 16% of operating revenues) in the quarter ended September 30, 1999. Direct advertising costs increased approximately $0.7 million, or 56%, for the third quarter
1999 compared with the third quarter 1998. The addition of two new destination cities during 1999 contributed to the increase in direct advertising expenses. The Company continues to rely on its direct advertising methods to attract its passengers, and therefore, continues to incur significant advertising expenses each month. However, the Company continues to reduce its promotion and sales cost per passenger as the Vanguard brand continues to be accepted in its key cities. The average promotion and sales cost per passenger decreased $3.40 or 25% from $13.43 in the quarter ended September 30, 1998 to $10.03 in the quarter ended September 30, 1999.

General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses decreased 9% from $1.2 million (approximately 4% of operating revenues) in the quarter ended September 30, 1998 to $1.1 million
(approximately 3% of operating revenues) in the quarter ended September
30, 1999. The decrease in general and administrative expenses in the third quarter of 1999 as compared to 1998 is the result of decreases in director and officer and general liability insurance costs and property taxes.

Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses increased 76% from $0.65 million (approximately 2% of operating revenues) in the quarter ended September 30, 1998 to $1.1 million (approximately 3% of operating revenues) in the quarter ended September 30, 1999. The increase in depreciation expense is mainly the result of the increase in depreciable rotable part inventories of approximately $1.0 million and aircraft acquisition costs of $2.4 million since September 30, 1998.

Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The Company's renewal of the letters of credit issued securing the Company's credit card processor under new terms and the termination of its bank line of credit agreement in January 1999 significantly reduced the amount of deferred debt issuance amortization in the second quarter 1999 compared with the second quarter
1998. Under the previous arrangement, warrants vested quarterly in amounts dependent upon the Company's exposure under the letter and line of credit and the Company's stock price on the vesting date, as defined in the respective agreements. The warrant's estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. The Company's improved cash position has reduced interest expense for the quarter ended
September 30, 1999 mainly as a result of the payoff of the line of credit in August 1998 and the conversion of demand notes payable to related parties to Common Stock during 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED
SEPTEMBER 30, 1998

Selected Financial and Operational Data:


	                             NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------
			                                        $           %
	                            1999	    1998	   CHANGE	 CHANGE
                                  ----        ----      -------    ------
Revenue passengers carried    1,426,297    1,132,844    293,453    25.9  %
Revenue passenger miles -
 RPMs (000s)                    647,972      529,127    118,845    22.5  %
Available seat miles -
 ASMs (000s)                   936,617       775,589    161,028    20.8  %
Load factor                       69.2 %        68.2 %    1.0 pts.  1.5  %
Departures                      17,659        13,988      3,671    26.2  %
Average stage length               454           467        (13)   (2.8) %
Miles flown (000s)               7,757         6,410      1,347    21.0  %
Block hours flown               25,594        20,896      4,698    22.5  %
Passenger yield               $  0.137      $  0.139  $  (0.002)   (1.4) %
Total revenue per ASM         $  0.100      $  0.102  $  (0.002)   (2.0) %
Operating expenses per ASM    $  0.098      $  0.100  $  (0.002)   (2.0) %
Operating cost per block hour $  3,583      $  3,708  $    (125)   (3.4) %
Average fuel cost per gallon  $   0.59      $   0.60  $   (0.01)   (1.7) %
Average size of fleet for
 period                           10.7           9.0        1.7    19.1  %

Total operating revenues increased 19% from $78.9 million for the nine months ended September 30, 1998 to $93.9 million for the nine months ended September 30, 1999. This increase was primarily attributable to increases in capacity and in the number of passengers offset by a reduction in passenger yield. ASMs increased 21% from 776 million to 937 million.
The number of passengers increased 26% from 1.1 million during the nine months ended September 30, 1998 to 1.4 million during the nine months ended September 30, 1999. Passenger yield per RPM decreased 1%, from
13.9 cents through the third quarter of 1998 to 13.7 cents through the third quarter of 1999. The increase in capacity is the result of additional aircraft placed in service in March, April, August and September 1999 offset by a 3% decrease in average stage length. RPMs increased 23% from 529 million during the first nine months of 1998 to 648 million during the first nine months of 1999. This increase in RPM's was the result of the 26% increase in the number of passengers coupled with a 3% decrease in average stage length in the nine months ended September 30, 1999 as compared to 1998. Load factor increased from 68.2% for the nine months ended September 30, 1998 to 69.2% for the nine months ended September 30, 1999. This increase was primarily the result of an 23% increase in the RPMs coupled with a 21% increase in capacity in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Other revenues include fees generated as a result of service charges from passengers who change flight reservations, mail and liquor revenues. Subject to certain restrictions, a customer may pay a $50 service charge to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. These service charges were $3.9 million (approximately 4% of total operating revenues) and $4.2 million (approximately 5% of operating revenues) for the nine months ended September 30, 1999 and 1998, respectively. The decrease in service fee revenue is a direct result of less passengers changing their travel itineraries.

OPERATING EXPENSES

The following table sets forth the percentage of total operating revenues represented by these expense categories:

                                                NINE MONTHS ENDED
                                                -----------------
               			                                 SEPTEMBER 30,
                                                   -------------
		                                   1999	                       1998
                                     -----                       -----
                          PERCENT OF                    PERCENT OF
                          ----------                    ----------
                           REVENUES     CENTS PER ASM    REVENUES   CENTS PER ASM
                           --------     -------------    ---------  --------------
Total operating revenues    100.0 %      10.03 CENTS   100.0 %    10.17 CENTS
                           =========    =============  =========  ===========
Operating expenses:
Flying operations           18.2 %       1.83 cents     17.2 %     1.75  cents
Aircraft fuel               13.9         1.40           13.3       1.36
Maintenance                 21.0         2.10           20.0       2.03
Passenger service            5.9         0.59            6.6       0.67
Aircraft and traffic
 servicing                  16.0         1.60           16.5       1.68
Promotion and sales         16.0         1.61           18.4       1.87
General and administrative   3.2         0.32            4.0       0.41
Depreciation and
 amortization                3.4         0.34            2.3       0.23
                          ----------     ------------    --------   ------------
Total operating expenses    97.6         9.79           98.3      10.00
Total other expense, net     0.0         0.00            2.9       0.29
Income tax expense           0.1         0.01            0.0       0.00
                          ----------     ------------    --------   ------------
Net income (loss)            2.3 %       0.23 CENTS     (1.2) %   (0.12) CENTS
                          ==========     ============    ========   ============

Flying operations expenses increased 27% from $13.6 million (approximately 17% of operating revenues) for the nine months ended September 30, 1998 to $17.1 million (approximately 18% of operating revenues) for the nine months ended September 30, 1999. The increase in flying operations expenses was primarily the result of an increase in pilot salaries and related overhead costs directly related to the 22% increase in block hours flown. In addition, aircraft rent increased as a result of the 1999 additions of the Company's tenth aircraft in March, eleventh aircraft in April, twelfth aircraft in August, and thirteenth aircraft in September. Finally, the Company incurred significant pilot training costs as a result of the introduction of this additional capacity prior to actual air service.

Aircraft fuel expenses increased 25% from $10.5 million (approximately 13% of operating revenues) for the nine months ended September 30, 1998 to $13.1 million (approximately 14% of operating revenues) for the nine months ended September 30, 1999. The 23% increase in block hours flown resulted in approximately $2.4 million of the increase in fuel costs. Fuel cost per gallon (including taxes and into-plane costs) decreased $0.01 or 2% from $0.60 in the nine months ended September 30, 1998 to $0.59 in the nine months ended September 30, 1999. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

Maintenance expenses increased 25% from $15.8 million (approximately 20% of operating revenues) for the nine months ended September 30, 1998 to $19.7 million (approximately 21% of operating revenues) for the nine months ended September 30, 1999. Maintenance expenses increased as a result of accelerating aircraft input dates for scheduled required major maintenance, providing for costs overruns during three aircraft heavy checks, providing for the return of three aircraft to a lessor in 1999 and providing for unscheduled engine maintenance costs. As discussed in the quarterly commentary, the Company experienced four unscheduled engine repairs in the most recent quarter, which resulted in additional expenses of $500,000. In addition, the Company provided approximately $400,000 to meet aircraft return conditions of three leased aircraft. The cost overruns during three scheduled airframe heavy checks mainly related to unanticipated structural work performed by the Company's third party vendor. The Company expenses a portion of the estimated cost of future major scheduled maintenance for airframes, engines, landing gears, and APUs each month based on flight hours flown. As flight hours have increased approximately 24%, these accrued costs have increased accordingly. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from 2.03 cents for the nine months ended September 30, 1998 to 2.10 cents for the nine months ended September 30, 1999. This increase in cents per ASM mainly resulted from the increases in maintenance expense as described above.

Passenger service expenses increased 7% from $5.2 million (approximately 7% of operating revenues) for the nine months ended September 30, 1998 to $5.6 million (approximately 6% of operating revenues) for the nine months ended September 30, 1999. The increase in passenger service expenses was the result of an increase in flight attendant salaries and related overhead costs and in-flight supplies, food and beverages. Flight attendant salaries and related overhead costs increased mainly as a result of a 23% increase in block hours flown and in-flight supplies, food and beverages increased as a result of the 26% increase in passengers flown.

Aircraft and traffic servicing expenses increased 15% from $13.0 million (approximately 17% of operating revenues) for the nine months ended September 30, 1998 to $15.0 million (approximately 16% of operating revenues) for the nine months ended September 30, 1999. The increase in aircraft and traffic servicing expenses is the direct result of the increase in departures from 13,988 for the nine months ended September
30, 1998 to 17,659 for the nine months ended September 30, 1999. The Company began employing its own under-wing servicing in Kansas City in July 1998 and Minneapolis/St. Paul during February 1999, and has realized significant savings. Aircraft and traffic servicing expenses decreased on a per turn basis from $931 (1.68 cents per ASM) for the nine months ended September 30, 1998 to $849 (1.60 cents per ASM) for the nine months ended September 30, 1999 as a result of the management decision described above and the economies of scale from the increase in departures.

Promotion and sales expenses increased 4% from $14.5 million (approximately 18% of operating revenues) in the nine months ended September 30, 1998 to $15.1 million (approximately 16% of operating revenues) in the nine months ended September 30, 1999. The Company brought its outside reservation system in-house in April of 1998. The ongoing savings realized from this move were offset by increases in advertising expenses through the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The addition of two new destination cities during 1999 increased direct advertising expenses. The Company continues to rely on its direct advertising methods to attract its passengers, and therefore, continues to incur significant advertising expenses each month. However, the Company continues to reduce its promotion and sales costs per passenger as the Vanguard brand continues to be accepted in all of its cities. The average promotion and sales cost per passenger decreased $2.22 or 17% from $12.79 in the nine months ended September 30, 1998 to $10.57 in the nine months ended September 30, 1999.

General and administrative expenses decreased 5% from $3.2 million (approximately 4% of operating revenues) in the nine months ended September 30, 1998 to $3.0 million (approximately 3% of operating revenues) in the nine months ended September 30, 1999. The decrease in general and administrative expenses in 1999 as compared to 1998 is the result of decreases in director and officer and general liability insurance costs and property taxes.

Depreciation and amortization expenses increased 77% from $1.8 million (approximately 2% of operating revenues) in the nine months ended September 30, 1998 to $3.2 million (approximately 3% of operating revenues) in the nine months ended September 30, 1999. The increase in depreciation expense is mainly the result of the increase in depreciable rotable part inventories of approximately $1.0 million and aircraft acquisition costs of $2.4 million since September 30, 1998.

The Company's renewal of the letters of credit issued securing the Company's credit card processor under new terms and the termination of its bank line of credit agreement in January 1999 significantly reduced the amount of deferred debt issuance amortization in 1999 compared with 1998. The warrant's estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. The Company's improved cash position has reduced interest expense for the nine months ended September 30, 1999 mainly as a result of the payoff of the line of credit in August 1998 and the conversion of demand notes payable to related parties to Common Stock during 1998.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, the Company generated sufficient cash flows from operating activities to support its operations and meet its capital expenditure requirements. Prior to March 1998 and since inception, the Company has primarily financed its operations and met its capital expenditure requirements with proceeds from sales of equity securities and the issuance of debt primarily to its principal stockholders.
As of September 30, 1999, the Company has received net proceeds from the sale of its equity securities aggregating approximately $70.2 million.

During 1999, the Company has continued to experience a significant increase over the previous year in advanced ticket sales, resulting in an increase to its air traffic liability for unflown ticket sales. As a result of the increased advanced bookings and the Company's continued growth, the Company continues to show a working capital deficit of $10.2 million as of September 30, 1999. In January 1999, two principal stockholders of the Company agreed to renew the two-year $4.0 million letter of credit facility in order to secure a portion of the Company's exposure to its credit card processor. The letters of credit expire in January 2001.

Currently, the Company must deposit cash into a restricted cash account to provide for the Company's credit card exposure in excess of $4.0 million. To the extent that exposure exceeds $4.0 million, the Company must deposit cash from ticket sales as collateral to secure the Company's credit card processor. As of November 5, 1999 the Company's credit card exposure was approximately $10.3 million. The
Company funded the credit card exposure in excess of $4.0 million with available cash on hand. The Company estimates that its credit card exposure will range between $8.0 to $12.0 million through the end of the year when the balance should decrease due to expected seasonality. The Company's existing credit card facility limits its ability to utilize cash generated from operations. For example, during the nine months ended September 30, 1999, $5.0 million of cash generated from operating activities was withheld by the Company's credit card processing bank to provide additional collateral against the Company's increased advance ticket sales. The Company would have increased cash flows from operations by approximately $5.0 million had this restrictive credit card collateral facility not been required during the nine months ended September 30, 1999. As a result, the Company plans to renegotiate its collateral requirements during the fourth quarter of 1999. There can be no assurance that the Company will be successful with these negotiations or that the Company will be able to reduce its collateral requirements. Currently, any cash utilized as collateral is refunded by the credit card processor, on a daily basis, when the Company's exposure falls below the previously calculated exposure or $4.0 million, whichever is greater.

The Company estimates that scheduled heavy maintenance of its existing aircraft fleet through September 30, 2000 will cost $10.6 million, of which $2.7 million has been funded from existing supplemental rent payments recoverable from aircraft lessors. The Company will fund a significant portion of this future scheduled heavy maintenance obligations in the form of supplemental rent payments to be paid over the next 12 months as required by the respective lease agreements. In addition, the Company expects to expend $4.7 million on various capital expenditures in the next year, which are primarily related to improvements for existing or future aircraft, increased aircraft parts inventory levels and continued improvements to its in-house computer systems.

The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. The Company accepted delivery on its twelfth and thirteenth aircraft in September 1999 and October 1999, respectively. In addition, in November 1999, the Company signed a letter of intent for six additional Boeing 737-200 advanced aircraft for replacement and growth purposes to be delivered over the next fourteen months. The Company must deposit with the lessor an aggregate amount of approximately $1.3 million for these six aircraft. In addition, the Company is currently in discussion with various aircraft lessors regarding the placement of additional aircraft for the years 2000 and 2001. The Company's current cash balance is sufficient to provide for the lease deposit requirements for these six additional aircraft and for the additional deposit requirements for anticipated fleet growth in 2000 and 2001.
Historically, the Company has been required to deposit between $140,000 and $300,000 per aircraft depending on the specific terms negotiated in the lease.

In March 1999, the Company recognized the Vanguard Airline Pilots
Association as the bargaining unit on behalf of its pilots. The resulting financial impact of union representation is not known at this time as a final agreement has not been reached.

The Company has generally generated positive cash flows from operations since March 1998 and expects that its existing cash balances along with the improved operating results will be sufficient cash to support its operations through September 30, 2000. The Company plans to continue to implement certain actions designed to achieve long-term profitability and improve its capital resources. Management's plans to achieve long - term profitability include increased focus on the price-sensitive business traveler, pricing strategies designed to maximize passenger revenue and continued focus on cost savings programs. There can be no assurance that its efforts will be successful.

The Company is evaluating options on raising additional capital or issuing debt during late 1999 and 2000. The Company's success in implementing actions designed to achieve long-term profitability and its ability to operate at profitable levels will determine if the Company will be able to raise additional capital or secure debt financing. There can be no assurance that the Company's necessary working capital requirements to expand operations will be available on acceptable terms, or at all.

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

THE COMPANY'S YEAR 2000 ISSUES. The Company began operations in December 1994; its operations depend predominantly on third party computer systems. Because of the Company's limited resources during its start-up, the most cost-effective way to establish its computer systems was to outsource or to use manual systems. Internal systems developed and any software acquired are limited and were designed or purchased with the Year 2000 taken into consideration.

Management has neared the completion of the modification of the Company's information technology to recognize the Year 2000 and the conversion or purchase of critical data process systems. The Company's new reservations software installed in the third quarter of 1997 is Year 2000 compliant.
In addition, the Company purchased a new revenue management system in February 1998 that is Year 2000 compliant. The Company's current financial reporting software is Year 2000 compliant. The Company has purchased a new financial software system and expects to begin the financial software conversion during early 2000. The Company believes these three systems are critical data processing systems.

Secondary systems that the Company has completed its Year 2000 assessment on include, but are not limited to, the Company's telephone switch software and equipment at its Reservations Center and corporate headquarters, intranet network systems, flight operations and tracking software and maintenance inventory tracking system. Management has completed the modification on these systems and all are Year 2000 compliant. In July and October 1999, the Company completed the installation of Year 2000 compliant telephone switch software and equipment at its Reservation Center and Corporate Headquarters.

The Company relies on third parties that provide goods and services that are imperative to the Company's operations including, but not limited to, the FAA, the DOT, local airport authorities, utilities, communication providers, credit card processors and fuel suppliers. The Company continues to monitor each of these entities, and has initiated formal communications with these third party service providers to determine their Year 2000 readiness. There can be no assurance that the systems of such third parties on which the Company's business relies (including those of the FAA) will be modified on a timely basis. The Company's business, financial condition and results of operations could be materially affected by the failure of its equipment or systems or those operated by other parties to operate properly beyond 1999.

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

The Company's earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in the average cost per gallon of fuel over the past twelve months. Based on actual fuel usage over the past twelve months, such an increase would have resulted in an increase to aircraft fuel expense of approximately $1.6 million over the past twelve months. Comparatively, based on projected fuel usage over the next twelve months, such an increase would result in an increase to aircraft fuel expense of approximately $2.4 million over the next twelve months. The increase in exposure to fuel price fluctuations during the next twelve months is due to the Company's plan to fly its increased aircraft fleet, resulting in additional gallons consumed.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect
Vanguard's operations and financial results are identified below.

LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994 and until 1997 the Company incurred significant losses from operations. In 1998, the Company recorded income from operations of $1.5 million and generated positive cash flow from operations of $6.0 million. As of September 30, 1999 the Company had an accumulated deficit of $69.0 million, a working capital deficit of $10.2 million and a positive stockholders' equity of $8.7 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company will be able to sustain profitable operations.

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

INTENSE COMPETITION;AIRPORT ACCESS. The Company is subject to intense competition on all of its routes. Under the Deregulation Act, domestic certificated airlines may enter and exit domestic markets and set fares without regulatory approval. All city-pair domestic airline markets, except for those thap are slot-controlled, are generally open to any domestic certificated airline. The Company operates in various congested airports, such as Chicago-Midway, where there is a limited gate space; this may limit the Company's ability to expand or maintain certain levels of service at particular cities. Airlines compete primarily with respect to fares, schedules (frequency and flight times), destinations, frequent flyer programs and type (jet or propeller) and size of aircraft.
The Company competes with various other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity and lowered their fares in the market, making it more difficult for the Company to achieve profitable operations in such markets. In the future, other airlines may set their prices at or below the Company's fares or introduce new non-stop service between cities served by the Company in attempts to prevent the Company from achieving or maintaining profitable operations in that market, in addition to restricting its ability to obtain adequate gate space at certain airports.

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

FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 15.4% of the Company's operating expenses for the quarter ended September

30, 1999. The Company's average cost per gallon for the past three years have been $0.79 per gallon in the year ended December 31, 1996, $0.74 per gallon in the year ended December 31, 1997, $0.58 per gallon in the year ended December 31, 1998, and $0.59 for the nine months ended September 30, 1999. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers. The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of thirteen aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet.
Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft fluctuates based on certain worldwide macroeconomic factors. On November 9, 1999, the Company annouched that it signed a Letter of Intent to lease six Boeing 737-200 aircraft. The Company expects to take delivery of four of the six in the first quarter of Year 2000. There can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed.
The inability to obtain suitable lease terms or delivery delays could cause the Company to temporarily reduce its fleet size, which would have an adverse effect on the Company's business, financial condition and results of operations.

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

The DOT and FAA also enforce federal law with respect to aircraft noise compliance requirements. The Company's current fleet meets the current, Stage III noise compliance requirements. The Company plans to return its two remaining Stage II aircraft in mid-December 1999 upon the expiration of their leases and will then meet the 100% Stage III requirements.

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

     a.  None.

     b.  None.

     c.  None

     d.  None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.	OTHER INFORMATION

	None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

     10.20	Employment Agreement, dated June 15, 1999 between the Registrant and Robert J. Spane.

     10.36	Aircraft Lease Agreement (MSN 22121), dated as of July 22, 1999 between Aircraft 22121, Inc. and the Registrant.

     10.37	Aircraft Lease Agreement (MSN 22120), dated as of August 25, 1999 between Aircraft 22120, Inc. and the Registrant.

27	Financial Data Schedule

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature and Title	                            Date


\S\ ROBERT J. SPANE	                     November 12, 1999
--------------------
Robert J. Spane, President and Chief Executive
	Officer


\S\ WILLIAM A. GARRETT	                     November 12, 1999
----------------------
William A. Garrett, Vice President - Finance and Chief Financial Officer
	(Principal Financial and Accounting Officer)