Form 10-K405
period 1999-12-31
VANGUARD AIRLINES INC \DE\
filed 2000-03-31
CIK 1000578

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON MARCH 30, 2000
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

(Mark One)

( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
     ENDED DECEMBER 31, 1999.

                               OR

(    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934 For the
     transition period from        to       .
                            -------   ------

                Commission File Number 33-96884

                    VANGUARD AIRLINES, INC.
     (Exact name of Registrant as specified in its charter)

           Delaware                          48-1149290
    (State or other jurisdiction            (I.R.S. Employer
  of incorporation or organization)       Identification Number)

                     533 Mexico City Avenue
               Kansas City International Airport
                  Kansas City, Missouri 64153
                         (816) 243-2100
  (Address of principal executive offices, including zip code;
      Registrant's telephone number, including area code)


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

                Yes     X             No
                    -------              --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 2000, there were 17,106,746 shares of
Common Stock outstanding, of which 15,287,361 shares were owned by affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 2000 of $2.88, was $5,239,829.

     Documents incorporated by reference: Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

GENERAL

     Vanguard Airlines, Inc. ("Vanguard" or the "Company") was incorporated in Delaware on April 25, 1994. The
Company's principal offices are located at 533 Mexico City
Avenue, Kansas City International Airport, Kansas City,
Missouri 64153, and its telephone number is (816) 243-2100.

     Vanguard is a low-fare airline offering convenient, non-stop and connecting scheduled jet service to destinations in established markets for both business and leisure travelers. The Company currently operates twelve leased Boeing 737-200 jet aircraft. The Company's schedule provides an average of 86 daily weekday flights serving Kansas City, Atlanta, Buffalo/Niagara Falls, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Myrtle Beach and Pittsburgh. The Company commenced service to Buffalo/Niagara Falls from Chicago-Midway on May 13, 1999 and service to Cincinnati from Chicago-Midway on April 15, 1999. Due to a poor performance, service to Cincinnati from Chicago-Midway was discontinued on March 1, 2000. In November 1999, the
Company signed a letter of intent to lease six additional Boeing 737-200 aircraft with deliveries anticipated as follows: four in the first five months of 2000, one in December 2000 and one in January 2001. The Company has accepted one of the six aircraft as of March 4, 2000. The Company expects to return two aircraft in 2000 upon the expiration of their lease terms. The Company also provides limited charter services. The Company has experienced significant growth since the commencement of operations in December 1994, and has achieved operating revenues of approximately $36.2 million for the year ended December 31, 1995, $68.6 million for the year ended December 31, 1996, $81.4 million for the year ended December 31, 1997, $104.3 million for the year ended December 31, 1998 and $125.1 million for the year ended December 31, 1999.

COMPANY'S LOW-FARE SERVICE

     The Company's low-fare service is designed to meet the needs of, and stimulate demand among, price-sensitive business and leisure travelers. To compete favorably, low-fare airlines must offer services that are price competitive with other airlines in its markets and, particularly with respect to short-haul markets, which are competitive with ground transportation alternatives. The Company typically offers its airline services at fares that are substantially lower than fares offered prior to its entry into its markets, especially with respect to reservations made within seven days of departure. The Company's fares, however, are typically matched by the incumbent carriers, especially with respect to reservations made more than seven days prior to departure. The Company believes its low-fare strategy will continue in light of the Company's cost structure; however, the Company has marginally increased fares in most of its markets.

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

     Most of the Company's fares are sold on a nonrefundable basis and do not require a minimum or a Saturday night stay. Customers who change their itinerary on a nonrefundable ticket, or who fail to use a purchased flight reservation when scheduled and provide advance notice to the Company, may apply the funds toward the purchase of another Vanguard flight for use within 180 days of the scheduled flight date, subject to a $75 service charge. As a result of its primarily non-refundable fare structure, the Company's passengers typically take their designated flights, and the Company believes its "no-show" rate is approximately 5 percent. The Company's one-day advance and walk-up fares are sold on a refundable basis.

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

ROUTE SYSTEM AND SCHEDULING

     The Company serves primarily short- to medium-haul, high-volume markets with three to eight round-trip flights per day. For the year ended December 31, 1999, the average stage length of the Company's flights was approximately 453 miles. Average stage length represents the scheduled service aircraft miles flown divided by the total number of departures. The Company has implemented various modifications to its route structure since beginning operations in 1994.

     The Company's strategy allows it to pursue measured growth by expanding in existing markets as well as entering new markets where its low cost structure, current operating efficiencies and quality of operations can be preserved. As of March 1, 2000, the Company operated non-stop service in the following markets: (i) Atlanta and Kansas City; (ii) Chicago-Midway and Kansas City; (iii) Chicago-Midway and Minneapolis/St. Paul; (iv) Chicago-Midway and Pittsburgh;
(v) Chicago-Midway and Buffalo/Niagara Falls; (vi) Dallas/Ft. Worth and Kansas City; (vii) Denver and Kansas City; (viii) Minneapolis/St. Paul and Kansas City; and (ix) Atlanta and Myrtle Beach. The Company also provides limited non-stop seasonal service between (i) Chicago-Midway and Myrtle Beach; (ii) Buffalo/Niagara Falls and Myrtle Beach and (iii) Pittsburgh and Myrtle Beach. The Company's flights are also timed to provide connecting opportunities to and from other combinations of these city pairs primarily through its Kansas City and Chicago gateways. In addition, the Company's schedule provides for convenient direct service between certain high passenger volume markets such as (i) Dallas/Ft. Worth and Chicago-Midway and (ii) Denver and Atlanta.

RESERVATION AND INFORMATION SYSTEMS

     The Company's reservation system continues the Company's simplified ticketless service and is an important component of the Company's attempt to maintain its low cost structure. The Company's integrated reservation, marketing and revenue accounting system is designed to capture information at its source and eliminate paper records when possible. The Company's system provides immediate access to detailed market data, as well as customer and financial information obtained throughout the reservation and boarding process. This system also collects, organizes and stores data on customers in support of the Company's frequent flyer program and a number of other direct marketing efforts. Management believes that the ease of immediate access to timely, detailed information through its reservation system enhances management functions. On November 23, 1999, the Company began selling tickets over the internet through its home page www.flyvanguard.com.

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

     The Company began participating in the SABRE CRS and WORLDSPAN CRS in August 1997 and April 1998, respectively. Travel agents utilizing the SABRE and WORLDSPAN CRSs may book seats on the Company's flights, without the need to call the Company's reservation center. The Company's reservation software and level of CRS participation allows travel agents to send automated requests to the Company's reservation system to verify availability of seats and prices; upon verification from Vanguard's reservation system, the travel agent utilizes a credit card to complete the automated sale. The Company intends to continue to be a totally ticketless operation. The Company expects to display and sell its flights directly through the GALILEO CRS system by June 2000.

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

     In the future, the Company may encounter problems with features added to its computer system, with new computer hardware provided by third parties or with a greater volume of reservations. If the Company experiences a system failure, revenues may be lost or significant expenses incurred in repairing, modifying or replacing the system. With its ticketless service, the Company is dependent on its computerized reservation system for information regarding confirmed passengers and flight schedules. The Company outsourced its computer reservation system hardware to Hewlett-Packard Open Skies in the second quarter of 1999.

MARKETING AND PROMOTION

     A majority of the Company's customers call its reservation center or visit its web page directly to make their reservations. The Company currently sells 21 percent of tickets through its www.flyvanguard.com web page, this percentage was achieved within three months of commencement. The Company intends to continue to focus on its internet strategy and hopes to increase the percentage of its internet sales. As a result, the Company advertises directly to potential customers using primarily newspapers, television and radio. The Company's advertisements feature the Company's destinations, lowest available fares and the Company's toll free phone number (1-800-VANGUARD) and web page (www.flyvanguard.com). Currently, the marketing efforts of the Company are concentrated on price and destination advertisements. The Company has introduced numerous initiatives designed to capture a larger share of the cost-conscious business traveler market. The Company's Road Warrior Program offers, among other amenities, guaranteed timely arrivals, guaranteed seats on every flight, preferred seating, pre-assigned seating, refundable tickets, no change fees and a business class hotline, 1-800-UFLY-EXEC. In addition to its Road Warrior Program, the Company now aggressively pursues group and bulk ticket sales to price sensitive business travelers.

     Approximately 35 percent of the Company's passenger revenue comes through travel agent bookings. The Company has implemented marketing strategies and programs to build on its relationships with travel agencies throughout its route system. On October 25, 1999, following the trend in the industry, the Company reduced its commission to 5 percent from 8 percent. See "Reservation and Information Systems."

     The Company's frequent-flyer program, Vantage Points, awards free round-trip tickets on Vanguard to customers who complete 16 Vanguard flights, or eight round trips, within any 12 month period. In addition to its standard frequent flyer program, the Company on occasion accelerates rewards on its frequent flyer program. Currently, passengers who book their flights through the Company's web page receive double credit. The Company is currently working on further enhancements and partnerships to its frequent flyer program in order to establish more active communication with frequent flyers and partners.

MOTIVATED AND TRAINED WORKFORCE

     The Company believes that the success of an airline is dependent in large part on the attitudes of its people. The Company attempts to provide a working environment conducive to personal responsibility, creativity, accountability and commitment. The Company has created an informal atmosphere and employed a horizontal management structure to facilitate communication throughout the organization. All departments in the Company meet weekly to focus on internal and external customer service issues. Also, to keep all employees informed about the Company's status and developments, the Company hosts a quarterly question and answer session with the Company's Chairman of the Board, Chief Executive Officer and President, Robert J. Spane, and other executive officers of the Company. In addition, the Company has information lines and an almost daily Company newsletter to improve the flow of information and communications throughout the Company.

     The Company seeks to select, train and maintain a highly productive workforce of skilled, enthusiastic and energetic employees and reward them for performance by allowing them to share in the Company's success. Management believes that its base wage and benefit levels are generally at market rates of other similar airlines. The Company expects to maintain a motivated workforce through its selection process and a casual and friendly working environment. In addition, the Company as of January 1, 1999 implemented a matching component to its 401(K) plan and also offers an employee stock purchase plan and a profit sharing plan. The Company expects that the aforementioned programs will further align the interests of its employees, the Company and its customers.

     The airline business is highly regulated. Regulations promulgated by the Federal Aviation Administration ("FAA") require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown and to be medically certified as physically fit. Licenses and medical certification requirements are subject to periodic continuation requirements including recurrent training and recent flying experience. Both pilot training and mechanic training for the Boeing 737-200 jet aircraft are generally provided by independent contractors, including other airlines. Currently, the average age and flight time of the Company's pilots is 33 years and 3,800 hours, respectively. Mechanics, quality control inspectors and flight dispatchers must be licensed and qualified for the Company's aircraft. Flight attendants must have initial and periodic training and certification. All of these employees are subject to pre-employment and subsequent random drug and alcohol testing. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by the FAA regulations.

     Many airlines are unionized. Management has attempted to create an environment that is informal and that facilitates the free flow of communication, which may reduce employees' desires to be represented by unions. On March 9, 1999, the National Mediation Board recognized the Vanguard Airlines Pilots Association ("VAPA") as the bargaining unit for the Company's pilots. The Company is in the final stages of contract negotiations with VAPA. The Company believes that its low-cost structure is derived from its simplified procedures and not simply from its employee compensation structure; however, the Company is unable to predict the affect the unionization of its pilots will have on the financial performance of the Company.

AIRPORT OPERATIONS

     The Company currently serves nine airports. The Company has leases with the airport authorities at certain airports and sublease or handling arrangements directly with signatory airlines at other airports. The Company provides its own ground handling services in Kansas City, Chicago-Midway and Minneapolis. The Company subcontracts its ground handling services at the remaining airports Most of these sublease or handling arrangements can be terminated by the other airlines or the Company upon 30 to 60 days notice. If such a termination were to occur, the Company would have to make alternative arrangements or cease operations at the affected airport. There can be no assurance that alternative arrangements would be available at all or at a reasonable cost. See "-Government Regulation."

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

AIRCRAFT

     The Company's aircraft fleet consists of twelve leased Boeing 737-200 jet aircraft. The Company's aircraft are 100 percent compliant with Federal Stage III noise level requirements. In 1999, the Company returned one aircraft in November and two aircraft in December to their lessors in connection with the expiration of their leases. Five of the Company's jet aircraft were manufactured between 1968 and 1970. Seven were manufactured between 1979 and 1982. The five additional aircraft scheduled for delivery in 2000 and 2001 were manufactured between 1980 and 1983. The twelve remaining aircraft will be returned upon expiry of the respective lease as follows: two aircraft in 2000, one in 2001, two in 2002, six in 2004 and one in 2005. See "Factors That May Affect Future Results of Operations - Limited Number of Aircraft; Aircraft Acquisitions."

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

     Because the Company's aircraft fleet consists of twelve aircraft, if one or more of its aircraft was not in service, the Company would experience a proportionally greater loss of capacity than would be the case with a larger airline. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance, however, could materially and adversely affect the Company's service, reputation and financial performance. In the event the Company seeks to lease additional aircraft in order to expand its service and/or route system, there can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed.

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

     Aircraft maintenance consists of routine and daily maintenance and major overhauls. Routine or daily maintenance is generally performed by the Company's mechanics in Kansas City, Chicago-Midway and Minneapolis/St. Paul or in various other cities, as needed, by independent contractors. The Company employs approximately 49 mechanics. The Company has contracted with various independent FAA certified maintenance operations to perform its major scheduled maintenance.

     The Company continues to increase its inventory of spare parts. In addition, the Company has contracted with an independent contractor to make spare parts available.
For this service, the Company pays a monthly lease fee based on the value of the parts in stock, in addition to the repair costs on "off" units when, and if, the inventoried parts are installed on the Company's aircraft.

FUEL

     The cost of jet fuel is one of the Company's largest operating expenses (approximately 15.7 percent of operating expenses when including taxes and the cost of delivering fuel into the aircraft for the year ended December 31,
1999). Fuel costs have increased significantly over the past 12 months. Average fuel costs for 1999 were $0.67 per gallon, which is an increase over 1998 costs of $0.58 per gallon, but less than 1997 costs of $0.74 per gallon. For the first two months of 2000, the Company purchased fuel for approximately $1.03 per gallon (including taxes and the cost of delivering fuel into the aircraft), which is significantly more than the Company has had to pay in the past. Significant changes in jet fuel prices have materially affected the Company's operating results in the past. The Company cannot predict the effect of events on the future availability and cost of jet fuel. The Company's 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors, whose average aircraft is newer and thus more fuel-efficient.

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

COMPETITION

     Under the Airline Deregulation Act of 1978 (the "Deregulation Act"), domestic certificated airlines are free to enter and exit domestic routes and to set fares without regulatory approval, and all city pair domestic airline markets are generally open to any domestic certificated airline. As a consequence, the airline industry is intensely competitive and susceptible to price discounting. Airlines compete primarily with respect to fares, scheduling (frequency and flight time), destinations, frequent-flyer programs and type

(jet or propeller) and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult for the Company to achieve or maintain profitable operations or even maintain operations in that market. In the future, other airlines may set their prices at or below the Company's fares, introduce new non-stop service between cities served by the Company or add additional capacity in markets served by the Company in an attempt to prevent the Company from achieving or continuing profitable operations. The Company may also face competition from existing airlines that may begin serving markets the Company serves, from new low-cost airlines that may be formed to compete in the low-fare market (including any airlines that may be formed by major airlines) and from ground transportation alternatives. See "Factors That May Affect Future Results of
Operations - Intense Competition and Competitive Reaction."

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

     Presently, four airports, Chicago-O'Hare, New York City-LaGuardia, New York City-JFK and Washington, D.C.-Reagan National, are regulated by means of "slot" allocations, which represent governmental authorizations to take off or land at a particular airport within a specified time period. The DOT regulations currently permit the buying, selling, trading or leasing of slots. Slot values depend on several factors, including the airport, time of day covered, the availability of slots and the class of the aircraft. FAA regulations require the use of each slot at least 80 percent of the time and provide for forfeiture of slots in certain circumstances without compensation. The DOT may require forfeiture of slots without compensation if it determines slots are needed to meet operational needs of international or essential air transportation. The Company currently does not serve any airports that require slot allocations. In the event that Federal law changes, the Company expects to file an application for slot exemption to allow the Company to offer non-stop service between Kansas City and Washington, D.C.-Reagan National.

     Vanguard began flight operations in December 1994.
Since then, Vanguard has had no reportable incidents to the DOT that have involved serious bodily injury or significant damage to any of the Company's aircraft.

     The Company's flight personnel, flight and emergency procedures and aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA. The Company believes that the FAA often applies strict scrutiny to the operations of small or new entrant airlines to ensure proper compliance with FAA regulations. FAA examiners have flown on numerous Company flights and have subjected its flight and ground personnel to periodic announced and unannounced reviews and inspections. The Company believes that its operations, maintenance and compliance with FAA regulations are within industry standards.

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

EMPLOYEES

     As of March 1, 2000 the Company employed approximately
884 full-time and 144 part-time employees consisting of 145 pilots, 156 flight attendants, 49 mechanics, 281 station agents, 231 reservation agents and 165 management and staff personnel.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994 and until 1997, the Company incurred significant losses from operations. In 1998, the Company reported income from operations of approximately $1.5 million. In 1999, the Company recorded loss from operations of $5.0 million and generated positive cash flow from operations of $3.3 million. As of December 31, 1999, the Company had an accumulated deficit of $76.3 million and a working capital deficit of $14.7 million. As of December 31, 1999, the Company had positive stockholders' equity of $1.7 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company will be able to sustain profitable operations in the future.

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

     ABILITY TO CONTINUE AS A GOING CONCERN; EXPLANATORY PARAGRAPH IN ACCOUNTANTS' REPORT. The report issued by the Company's independent auditors for the year ended December 31, 1999 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The report states that because of the Company's net losses and working capital deficit, the Company has been dependent upon financing from principal stockholders. The report further states that there can be no assurance as to the availability of further financing and that there is substantial doubt about the Company's ability to continue as a going concern. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 15.7 percent of the Company's operating expenses for the year ended December 31, 1999. The cost of jet fuel has risen dramatically in the past twelve months. The Company's average cost per gallon for the past three years have been $0.74 per gallon in the year ended December 31, 1997 and $0.58 per gallon in the year ended December 31, 1998 and $0.67 in the year ended December 31, 1999. In January and February 2000, the Company has paid on average of $1.03 per gallon. Jet fuel costs are subject to wide fluctuations as a result of disruptions in supply or other international events. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel results in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers. The Company has experienced reduced margins when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2.  PROPERTIES

     The Company leases approximately 14,155 square feet of office space near Kansas City International Airport ("KCI") for corporate administration, training, operation and maintenance functions. The Company is in negotiations with the City of Kansas City to lease the facility for an extended term. The Company also leases approximately 660 square feet for supplies and parts storage on a month-to month lease at KCI. The Company leases approximately 9,188 square feet of office space in Mission, Kansas for its reservation center. The Company also leases approximately 7,250 square feet in Lawrence, Kansas, which was used as one of its two reservations facilities. The Company closed its Lawrence, Kansas reservation center in September 1997 and has subleased this facility to a third party since its closure through the remainder of its term.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the Company's executive officers and directors as of March 1, 2000:

     NAME              AGE      POSITION

     Robert J. Spane     59      Chairman of the Board,
                                 Chief Executive Officer and
                                 President
     James E. Eckart     56      Vice President - Ground
                                 Operations
     Brian S. Gillman    30      Vice President, General
                                 Counsel and Secretary
     Alan R. Gorthy, Jr. 54      Vice President -
                                 Maintenance
     James B. Miller     61      Vice President -
                                 Engineering and Quality Assurance
     William F. McKinney 60      Vice President -
                                 Operations
     Lee M. Gammill, Jr. 65      Director
     Denis T. Rice       67      Director
     Leighton W. Smith   60      Director

     Set forth below is a description of the business experience of each executive officer and director of the Company.

     MR. ROBERT J. SPANE was elected a director of the Company in May 1996 and elected Chairman of the Board, Chief Executive Officer and President of the Company in June 1997. Mr. Spane served in the U.S. Navy for 35 years where his last position was Commander, Naval Air Force Pacific, which he held from October 1993 to February 1996. Mr. Spane, as Commander, Naval Air Force Pacific, was responsible for all finances, training, logistics and the material condition of all aircraft carriers, aircraft and naval air stations in the Pacific. Mr. Spane retired from the U.S. Navy in February 1996 as a Vice Admiral. Mr. Spane is a 1962 graduate of the U.S. Naval Academy.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

    The Common Stock began trading publicly on the NASDAQ SmallCap Market under the symbol "VNGD" on November 3, 1995. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the OTC Bulletin Board or the NASDAQ SmallCap Market, as the case may be. The Common Stock was delisted from the NASDAQ SmallCap Market on December 16, 1996. The Common Stock traded on the OTC Bulletin Board from December 16, 1996 to June 15, 1999 at which time the stock resumed trading on the Nasdaq SmallCap Market. On May 20, 1999, the Company completed a one-for-five reverse stock split. Prices set forth below reflect the one-for-five reverse split.

                                            High        Low
     1998
          First Quarter                     $3.75       $2.50
          Second Quarter                    $8.13       $2.81
          Third Quarter                     $9.38       $4.69
          Fourth Quarter                    $5.63       $4.38

     1999
          First Quarter                     $5.63       $4.38
          Second Quarter                    $5.00       $3.88
          Third Quarter                     $7.38       $4.63
          Fourth Quarter                    $5.00       $3.19

     2000
          January                           $3.36       $3.16
          February                          $3.25       $2.78

     The Company has not declared or paid dividends on its Common Stock. The Company has never paid cash dividends and has no plans to do so. As of March 1, 2000, there were approximately 651 holders of record of Common Stock.

SALE OF UNREGISTERED SECURITIES

     On January 17, 1999, two of the Company's principal stockholders agreed to renew a two-year $4.0 million letter of credit in favor of the Company's credit card processor on behalf of the Company. In consideration for the establishment of this letter of credit, the Company agreed to issue up to 800,000 warrants to purchase shares of Common Stock with an exercise price of $5.00 per share. Upon execution of the letter of credit, 160,000 warrants were issued to each stockholder and were immediately vested. The remaining 640,000 will be issued and vest quarterly according to the amount of exposure under such letter of credit. Each warrant expires on January 18, 2004. This transaction was made under an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating data of the Company for the years ended
December 31, 1995, 1996, 1997, 1998 and 1999.  The selected
financial data in the table have been derived from the audited financial statements of the Company, which, for the three years ended December 31, 1999, are included elsewhere herein. The data should be read in conjunction with the Financial Statements of the Company and the related Notes thereto, and "Management's Discussion and

Analysis of Financial Condition and Results of Operations included elsewhere herein.

            YEAR ENDED    YEAR ENDED     YEAR ENDED    YEAR ENDED     YEAR ENDED
              DECEMBER      DECEMBER       DECEMBER      DECEMBER       DECEMBER
              31, 1995      31, 1996       31, 1997      31, 1998       31,1999
              ------------------------------------------------------------------
STATEMENT OF
OPERATIONS
DATA:

Total
operating
revenues     $36,159,018  $68,589,101   $81,384,138   $104,268,542 $125,080,735
Total
operating
expenses      48,225,313   92,503,417   106,758,900    102,814,267  130,102,510
               -----------------------------------------------------------------
Operating
income
(loss)       (12,066,295) (23,914,316)  (25,374,762)     1,454,275   (5,021,775)

Total other
expense,
net             (129,235)  (1,893,754)   (2,871,241)    (2,933,212)    (126,688)
           ---------------------------------------------------------------------
Net
loss        $(12,195,530) (25,808,070)  (28,246,003)    (1,478,937) (5,148,463)
            ==================================================================

Net loss per
share (1)   $     (8.24)   $   (14.25)    $    (9.27)    $    (0.11)    $(0.30)
          ======================================================================

Weighted
average
common shares
outstanding
(1)           1,479,184     1,811,378      3,046,580      13,153,528 17,085,352
               =================================================================

OPERATING
DATA:  (2)

Revenue
passenger
miles (RPMs)  290,030,187   667,845,140   767,239,664    702,003,589 854,802,727

Available
seat miles
(ASMs)      562,340,660 1,090,058,358 1,295,760,836  1,042,688,790 1,295,781,362

Load
factor
(percent)        51.58         61.27         59.21          67.33         65.97

Break-even
load factor
(3) (percent)    69.95         83.87         79.62          66.55         68.88

Passenger
yield per
RPM           $ 0.1172       $0.0973       $0.0998        $0.1393       $0.1382

Total revenue
per ASM       $ 0.0643       $0.0629       $0.0628          $0.1000     $0.0965

Operating
cost per
ASM           $ 0.0858       $0.0849       $0.0824          $0.0986      $0.1004

Block hours
flown           14,781        24,721        29,859           28,122      35,340

Average
flight length
(miles)            372           530           585              466         453

Operating
cost per
block hour     $ 3,263        $3,742        $3,575           $3,656      $3,681

Aircraft in
service (end
of period)           7              8             9                9         11

Airports
served (end
of period)           9             15             9                8         10

BALANCE SHEET
DATA:

Cash and cash
equivalents  $ 3,491,640      $402,083    $1,082,712       $7,417,048 $6,440,684

Working
capital
deficiency    (4,172,305)   (16,296,881) (22,352,910)   (7,915,882) (14,711,200)


Property and
equipment
net          4,550,818       5,049,658     5,484,684     8,131,453   10,849,511

Total
assets      16,425,698      20,318,247    24,763,884    33,646,583   37,703,168

Long-term
debt                  -        5,000,000     1,900,000           -          --

Total
stockholders'
equity
(deficit)   3,544,633     (13,238,017)  (11,944,434)     5,783,872    1,677,862

(1) Restated to reflect one-for-five reverse stock split on May 20, 1999.
(2) "REVENUE PASSENGER MILES" or "RPMS" represents the aggregate amount of miles flown by revenue passengers. "AVAILABLE SEAT MILES" or "ASMS" represents the number of seats available for passengers multiplied by the number of miles those seats are flown. "BREAK-EVEN LOAD FACTOR" represents the percentage of ASMs that must be flown for the airline to break-even after operating and interest expenses assuming non-passenger operations, primarily mail, operate at break-even. Break-even load factor is calculated by taking total expenses (see footnote (3)), minus non-passenger revenue, divided by ASMs, divided by passenger yield per RPM. 'PASSENGER YIELD PER RPM" represents the total passenger revenue divided by RPMs. "TOTAL REVENUE PER ASM" represents total revenues divided by total ASMs. "OPERATING COST PER ASM" represents total operating expenses divided by total ASMs. "BLOCK HOURS FLOWN" represents the time between aircraft gate departure and aircraft gate arrival. "AVERAGE FLIGHT LENGTH" represents aircraft miles flown divided by the number of departures.
(3)  Excludes $434,410, $2,629,785, $1,858,767, $1,850,000
     and $71,000 of noncash deferred debt issuance cost amortization for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

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

COMPANY

     The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient scheduled jet service to destinations in established markets in the United States.
The Company's flight operations began on December 4, 1994. The Company currently operates twelve leased Boeing 737-200 jet aircraft. In 1999, the Company accepted delivery of five aircraft and returned three to their lessors, with a net addition of two aircraft in 1999. The Company's current schedule provides an average of 86 daily weekday flights serving Kansas City, Atlanta, Buffalo/Niagara Falls, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh and Myrtle Beach. The Company continues to review its financing alternatives and working capital in order to purchase or lease additional aircraft under suitable terms. There can be no assurance that the Company will be able to secure adequate financing arrangements for the lease or purchase of additional aircraft. The Company also provides limited charter services.

     The Company's operating revenues are derived principally from the sale of airline services to passengers and are recognized when transportation is provided. Total operating revenues are primarily a function of capacity, fare levels and the number of seats sold per flight. The
Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to operating revenues and low profit margins. The Company's principal business strategy is to provide airline services in established, high passenger-volume markets that are not served by other low-fare airlines.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1998

OVERVIEW

     The Company had a net loss of $5.1 million or $0.30 per share for the year ended December 31, 1999 as compared to a net loss of $1.5 million or $0.11 per share for the year ended December 31, 1998. ASMs, a measure of the Company's capacity, increased 24 percent in 1999 because of additional leased aircraft being placed in service. Operating revenues increased 20 percent and operating expenses increased 27 percent. Operating cost per ASM increased 2 percent from
9.86 cents for the year ended December 31, 1998 to 10.04 cents for the year ended December 31, 1999. Fuel costs increased 49 percent, in part due to a 16 percent increase in the average cost per gallon of fuel.

     As of December 31, 1999, the Company had an accumulated deficit of $76.3 million. At December 31, 1999, current liabilities exceeded current assets by $14.7 million. The Company generated positive cash flow from operations in 1999 of $3.3 million. The Company is exploring options to raise additional capital to fund anticipated expansion of operations. There can be no assurance the Company will be successful in expanding operations or raising additional capital that may be needed for this purpose.

   OPERATING REVENUES

     Total operating revenues increased 20 percent from $104.3 million for the year ended December 31, 1998 to $125.1 million for the year ended December 31, 1999. This increase was primarily attributable to an increase in the number of passengers and capacity in the year ended December 31, 1999 as compared to 1998. The number of passengers increased 27 percent from 1.5 million in the year ended December 31, 1998 to 1.9 million in the year ended December 31, 1999. ASMs increased 24 percent from 1,043 million in the year ended December 31, 1998 to 1,296 million in the year ended December 31, 1999. RPMs increased 22 percent from 702 million during the year ended December 31, 1998 to 855 million during the year ended December 31, 1999. The increase was primarily attributable to the increase in capacity. The Company terminated service from Kansas City to San Francisco in January 1998 and service from Kansas City to New York City-JFK in May 1998. In 1999, the Company commenced service to Buffalo/Niagara Falls in May and Cincinnati in April. Service to Cincinnati from Chicago-Midway was discontinued on March 1, 2000. From 1998 to 1999, the average stage length decreased 13 miles from 466 miles to 453 miles. Load factor decreased 2 percent from 67 percent for the year ended December 31, 1998 to 66 percent for the year ended December 31, 1999. This decrease was primarily the result of a 4 percent decrease in the average fare per segment in the year ended December 31, 1999 as compared to the year ended December 31, 1998.

     Passenger yield per RPM decreased 1 percent from 13.9 cents in the year ended December 31, 1998 to 13.8 cents in the year ended December 31, 1999. In order to increase fares and passenger yield effectively, the Company initiated strategic product improvements beginning in September 1997. The Company's strategic plan includes the delivery of a reliable product with a number of amenities found on larger, better-known airlines that specifically cater to price-sensitive business travelers. Those amenities include assigned seating, refundable tickets, greater legroom, fixed ticket pricing under the Road Warrior Class and greater frequencies between city pairs. The Company's implementation of its strategic plan showed positive results in the years ended December 31, 1998 and 1999. In late August and early September of 1998, the Company benefited from the pilot strike at one of its competitors through increased ticket sales. The Company's load factor, passenger revenue and related yield, operating costs and cost per ASM increased in 1998 as a result of the strike. The Company anticipates the passenger yield and load factor in 2000 will remain consistent with those in 1999. The Company, however, cannot predict future fare and related yield levels, which depend to a substantial extent on actions of competitors, general economic conditions and the Company's ability to deliver a reliable product. The Company's strategic niche as a low-fare provider makes its pricing strategy sensitive to competitor's fare reductions. In 2000, the Company will enter at least one new market and will discount fares to stimulate travel. The Company believes that the negative impact of entering new markets will be minimized as the Company increases its overall revenue base and customer awareness and continues to improve its service and reliability.

     Certain passengers who do not complete their travel as scheduled are entitled to a credit for the value of the unused reservation less a $75 service charge (increased from $50 on October 25, 1999), as described below, subject to certain restrictions. This credit may be redeemed for a period of 180 days for future travel. The value of unused reservations that are not entitled to a credit as well as the value of expired credits are recognized in passenger revenue. These revenues totaled $8.6 million (approximately 8 percent of total operating revenues) and $12.4 million (approximately 10 percent of total operating revenues) for the years ended December 31, 1998 and 1999, respectively. This increase is attributable to a change in policy implemented in the first quarter of 1998 whereby passengers who purchase tickets in discounted fare classes and fail to complete their travel as scheduled are not entitled to a credit and the value of the unused reservation is immediately recognized in passenger revenue. The increase is also attributable to an increase in the number of passengers booking reservations and an increase in the number of promotions offering discounted fares during the year ended December 31, 1999 as compared to the year ended December 31, 1998. With increased flight frequencies between city pairs, an increase in the business traveler market segment, and an increase in the number of promotions, the Company experienced an increase in passengers who did not complete their originally scheduled travel as well as an increase in passengers who forfeited future travel credits.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. The Company charges a $75 service charge (increased from $50 as of October 25, 1999) for these passengers. These service charges were $5.0 million (approximately 5 percent of total operating revenues) and $5.1 million (approximately 4 percent of operating revenues) in the years ended December 31, 1998 and 1999, respectively.

   OPERATING EXPENSES

     The following table sets forth the percentage of total operating revenues represented by these expense categories:

                                 Year ended December 31,
                        ----------------------------------------
                                 1999                        1998
                                 ------                     ------
                         Percent of                Percent of
                         ----------                ------------
                         Revenues   Cents Per ASM  Revenues      Cents Per ASM
                         -------------------------------------------------------
Total operating revenues 100.0  percent 9.65  cents 100.0 percent  10.00  cents
                         =======================================================
Operating expenses:
 Flying operations        19.0  percent 1.84  cents  17.3 percent   1.73 cents
 Aircraft fuel            16.3          1.57         13.2           1.32
 Maintenance              23.3          2.25         21.0           2.10
 Passenger service         6.0          0.58          6.4           0.64
 Aircraft and traffic
  servicing               16.7          1.61         16.2           1.62
 Promotion and sales      16.1          1.55         17.9           1.79
 General and
  administrative           3.4          0.33          3.9           0.39
 Depreciation and
  amortization             3.2          0.31          2.7           0.27
                         -------------------------------------------------------
Total operating expenses 104.0         10.04         98.6           9.86
Total other expense, net  (0.1)        (0.01)        (2.8)         (0.28)
                         -------------------------------------------------------
Net loss                  (4.1) percent(0.40) cents  (1.4)percent  (0.14)cents
                         =======================================================

     Flying operations expenses increased 32 percent from $18.0 million (approximately 17 percent of operating revenues) for the year ended December 31, 1998 to $23.8 million (approximately 19 percent of operating revenues) for the year ended December 31, 1999. The increase in flying operations expenses was primarily the result of the increase in the average number of aircraft in the fleet from 9.0 to
11.1 and the associated volume increases in gross aircraft rent and in pilot pay. Pilot pay increased as a result of wage per hour increases in late 1998. Block hours increased from 28,122 hours in the year ended December 31, 1998 to 35,340 in the year ended December 31, 1999. Flying operations expense increased on a cents per ASM basis from
1.73 cents for the year ended December 31, 1998 to 1.84 cents for the year ended

December 31, 1999. The Company's base rent increased due to additional aircraft resulting in an increased cost per ASM.

     Aircraft fuel expenses increased 49 percent from $13.7 million (approximately 13 percent of operating revenues) for the year ended December 31, 1998 to $20.4 million (approximately 16 percent of operating revenues) for the year ended December 31, 1999. Higher fuel expense is directly related to the increase in block hours flown by the Company as well as a increase in cost per gallon in the year ended December 31, 1999 versus 1998. Fuel cost per block hour increased $89 or 18 percent from $488 in the year ended December 31, 1998 to $577 in the year ended December 31, 1999 primarily due to an increase in average fuel price per gallon. Specifically, the average price increased from $0.58 per gallon (including taxes and into-plane costs) in the year ended December 31, 1998 to $0.67 per gallon (including taxes and into-plane costs) in the year ended December 31, 1999, a 16 percent increase. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 33 percent from $21.9 million (approximately 21 percent of operating revenues) for the year ended December 31, 1998 to $29.1 million (approximately 23 percent of operating revenues) for the year ended December 31, 1999. Maintenance expense increased $7.2 million in 1999 due primarily to the following items. Fleet growth, 11 aircraft versus 9 in 1998, generated additional maintenance expense totaling $2.8 million. Both actual and estimated unrecoverable supplemental maintenance reserves and deficiency payments totaling $2.4 million associated with the expiration of certain aircraft leases were expensed in 1999. The Company increased its accrual rate for future engine repairs during 1999, thus generating additional expense of $0.5 million during the course of 1999. Additionally, the Company expensed $0.3 million at year-end to provide for future engine repairs. This adjustment was deemed necessary based on forecast engine removal dates driven by life-limited parts, mandated inspections and estimated average on-wing times. Lastly, the Company expensed approximately $0.8 million to provide for actual heavy aircraft maintenance incurred in excess of accrued amounts and for the performance of certain airworthiness directives, which are expensed as incurred according to Company policy. The Company attributed the under accruals to unanticipated structural and corrosion repairs associated with its 1968 and 1969 model 737-200 aircraft. Other expense categories increased $0.4 million relative to 1998 but were within expectations given the Company's growth. In the last quarter of 1999, the Company entered into an agreement with Bax Global, Inc. to provide aviation material management expertise to the operation of the Company's Kansas City warehouse. It is expected that the Company will achieve improvements in inventory accuracy, movement of parts both to and from Company aircraft and vendors as well as improvements in the mix of inventory held by the Company so as to minimize the Company's exposure to AOG (aircraft on ground) situations. The Company entered into an agreement with Israel Aircraft Industries, LTD. to provide repair and overhaul services for a selected block of rotable components. Again, the Company expects to improve both the turn-around time and the cost of rotable component repair, thus making more of the Company's inventory available for use at any given point in time at an acceptable cost. The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents are variable based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from 2.10 cents for the year ended December 31, 1998 to 2.25 cents for the year ended December 31, 1999. This increase in cents per ASM mainly resulted because of the increases in maintenance expense as described above.

     Passenger service expenses increased 13 percent from $6.7 million (approximately 6 percent of operating revenues) for the year ended December 31, 1998 to $7.5 million (approximately 6 percent of operating revenues) for the year ended December 31, 1999. Flight attendant salaries increased in accordance with the 24 percent increase in ASMs for the year ended December 31, 1999 as compared to the year ended 1998. In addition, the Company realized cost savings from a reduction in the Company's passenger liability insurance rates.

     Aircraft and traffic servicing expenses increased 23 percent from $16.9 million (approximately 16 percent of operating revenues) for the year ended December 31, 1998 to $20.8 million (approximately 17 percent of operating revenues) for the year ended December 31, 1999. The Company experienced increases in station rent, employee salaries and benefits related to the Company's station personnel in the year ended December 31, 1999 as compared to the year ended December 31, 1998. These increases were partially offset by decreases in station ground handling expenses and station salaries as a result of the Company employing its own underwing servicing in Kansas City in July 1998 and Minneapolis/St. Paul in February 1999. As a result, the Company decreased its average cost per departure from $897 for the year ended December 31, 1998 to $849 for the year ended December 31, 1999. Aircraft and traffic servicing expenses decreased on a cents per ASM basis from 1.62 cents for the year ended December 31, 1998 to 1.61 cents for the year ended December 31, 1999 as a result of the increased efficiencies being utilized over the 24 percent increase in ASMs.

     Promotion and sales expenses increased 8 percent from $18.7 million (approximately 18 percent of operating revenues) in the year ended December 31, 1998 to $20.1 million (approximately 16 percent of operating revenues) in the year ended December 31, 1999. This increase was primarily the result of the increase in the number of cities served, the dollars spent on direct advertising, and the reduction in costs associated with its reservation center in the year ended December 31, 1999 as compared to the year ended December 31, 1998. During the year ended December 31, 1999, the Company incurred direct advertising costs of $7.0 million versus $5.4 million in the year ended December 31, 1998. In April 1998, the Company took the reservation center in-house and has realized a significant savings since that time. Greater call volume and passenger bookings in 1999 led to increases in CRS fees and credit card processing fees. The average promotion and sales cost per passenger decreased $1.76 or 14 percent from $12.40 in the year ended December 31, 1998 to $10.64 in the year ended December 31, 1999. Promotion and sales expenses decreased on a cents per ASM basis from 1.79 cents for the year ended December 31, 1998 to 1.55 cents for the year ended December 31, 1999. This decrease in cents per ASM resulted from the fixed costs of the Company's promotion and sales functions being spread over 24 percent greater ASMs.

     General and administrative increased 4 percent from $4.1 million (approximately 4 percent of operating revenues) in the year ended December 31, 1998 to $4.2 million (approximately 3 percent of operating revenues) in the year ended December 31, 1999. The increase in general and administrative expenses in the year ended December 31, 1999 as compared to 1998 is the result of increases in salaries and bonuses which were offset by decreases in outside services.

     Depreciation and amortization expenses increased 45 percent from $2.8 million (approximately 3 percent of operating revenues) in the year ended December 31, 1998 to $4.1 million (approximately 3 percent of operating revenues) in the year ended December 31, 1999. This increase was primarily due to an increase in rotable aircraft parts inventory of approximately $2 million, $2.8 million associated with acquisition of aircraft in 1999; and the purchase of new telephone switchboards for the reservation center and corporate headquarters in the year ended December 31, 1999.

     Other expense, net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees and the letters of credit issued on behalf of its credit card processor the Company issued certain stockholders warrants to purchase shares of Common Stock at an exercise price of $5.00 per share. Warrants vest quarterly in amounts dependent on the Company's exposure under the letter, as defined in the respective agreements. Accordingly, the estimated fair value of the warrants issued related to the agreements totaling $946,000 during the year ended December 31, 1999 was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense decreased during the year ended December 31, 1999 as a result of the payoff of the line of credit in August 1998 as well as the conversion of demand notes payable to related parties to preferred stock and common stock in March 1998 and May 1998, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1997

     OPERATING REVENUES

     Total operating revenues increased 28 percent from $81.4 million for the year ended December 31, 1997 to $104.3 million for the year ended December 31, 1998. This increase was primarily attributable to increases in the number of passengers, passenger yield and load factor in the year ended December 31, 1998 as compared to 1997. The number of passengers increased 15 percent from 1.3 million in the year ended December 31, 1997 to 1.5 million in the year ended December 31, 1998. Passenger yield increased 40 percent from
10.0 cents in the year ended December 31, 1997 to 13.9 cents in the year ended December 31, 1998. The increases were realized despite decreases in both ASMs and RPMs in the year ended December 31, 1998 compared to December 31, 1997. The Company began flying a new route structure on December 21, 1996, which included the initiation of services from Kansas City to Atlanta, Ft. Myers, Las Vegas, Miami, Orlando and Tampa/St. Petersburg as well as non-stop service between Chicago-Midway and Kansas City. This route restructuring refocused the Company's strategy by creating a hub in Kansas City. The increases in ASMs for the year ended December 31, 1997 that resulted from the December 1996 schedule change were not present in the year ended December 31, 1998 as another schedule change in September 1997 reduced or eliminated service in a number of these cities. The Company discontinued round trip service from Kansas City to Des Moines, Las Vegas, Los Angeles, Orlando and Tampa/St. Petersburg, while adding round trip service from Kansas City to New York-JFK in September 1997 and round trip service from Chicago-Midway and New York City-JFK to Pittsburgh in December 1997. As a result, ASMs decreased 20 percent from 1,296 million during the year ended December 31, 1997 to 1,043 million during the year ended December 31, 1998; RPMs decreased 9 percent from 767 million during the year ended December 31, 1997 to 702 million during the year ended December 31, 1998. The decrease was primarily attributable to the elimination of destinations with greater flight lengths and the reduction of available seats on flights from 128 to 122. In September 1997, the Company terminated service to a number of long-haul markets in conjunction with the Company's September 1997 schedule change and terminated service from Kansas City to San Francisco in January 1998 and service from Kansas City to New York City-JFK in May 1998. As a result, the average stage length decreased from 585 miles during the year ended December 31, 1997 to 466 miles during the year ended December 31, 1998. Conversely, load factor increased from 59 percent for the year ended December 31, 1997 to 67 percent for the year ended December 31, 1998. This increase was primarily the result of a 20 percent decrease in capacity but only a 9 percent decrease in the RPMs in the year ended December 31, 1998 as compared to the year ended December 31, 1997.

     Passenger yield per RPM increased 40 percent from 10.0 cents in the year ended December 31, 1997 to 13.9 cents in the year ended December 31, 1998. In order to increase fares and passenger yield effectively, the Company initiated strategic product improvements beginning in September 1997. The Company's strategic plan includes the delivery of a reliable product with a number of amenities found on larger, better-known airlines that specifically cater to price-sensitive business travelers. Those amenities include assigned seating, refundable tickets, greater legroom, fixed ticket pricing under the Road Warrior Class and greater frequencies between city pairs. The Company believes it has improved its brand awareness in each of its markets through its direct advertising program that was modified in August 1997. The Company's implementation of its strategic plan showed positive results in the year ended December 31,1998 with the increases in passenger yield and load factor. In addition, in late August and early September, the Company benefited from the pilot strike at one of its competitors through increased ticket sales. The Company's load factor, passenger revenue and related yield, operating costs and cost per ASM increased as a result of the strike.

     Certain passengers who do not complete their travel as scheduled are entitled to a credit for the value of the unused reservation less a $50 service charge, as described below, subject to certain restrictions. This credit may be redeemed for a period of 180 days (90 days prior to March 24, 1997) for future travel. The value of unused reservations that are not entitled to a credit as well as the value of expired credits are recognized in passenger revenue. These revenues totaled $3.5 million (approximately 4 percent of total operating revenues) and $8.6 million (approximately 8 percent of total operating revenues) for the years ended December 31, 1997 and 1998, respectively. This increase is attributable to a change in policy implemented in the first quarter of 1998 whereby passengers who purchase tickets in discounted fare classes and fail to complete their travel as scheduled are not entitled to a credit and the value of the unused reservation is immediately recognized in passenger revenue. The increase is also attributable to an increase in the number of passengers booking reservations, an increase in the number of promotions offering discounted fares, and an increase in the average fare per passenger during the year ended December 31, 1998 as compared to the year ended December 31, 1997. As described previously, the Company's strategic plan implemented in September 1997 refocused the Company's effort to cater to the business traveler by offering greater frequencies of flights between city pairs and more amenities. With increased flight frequencies between city pairs, an increase in the business traveler market segment, and an increase in the number of promotions, the Company experienced a significant increase in passengers who did not complete their originally scheduled travel as well as an increase in passengers who forfeited future travel credits.

     The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. The Company charges a $50 service charge for these passengers. These service charges were $3.6 million (approximately 4 percent of total operating revenues) and $5.0 million (approximately 5 percent of operating revenues) in the years ended December 31, 1997 and 1998, respectively. The increase is attributable to the increase in passengers subject to the service charge and the enforcement of the Company's policy to charge a service fee, when applicable.

   OPERATING EXPENSES

     The following table sets forth the percentage of total operating revenues represented by these expense categories:

                                 Year ended December 31,
                        ----------------------------------------
                                 1998                        1997
                                 ------                     ------
                         Percent of                Percent of
                         ----------                ------------
                         Revenues   Cents Per ASM  Revenues      Cents Per ASM
                         -------------------------------------------------------
Total operating revenues 100.0  percent 10.00  cents 100.0 percent  6.28  cents
                         =======================================================
Operating expenses:
 Flying operations        17.3  percent 1.73  cents  21.0 percent   1.32 cents
 Aircraft fuel            13.2          1.32         22.8           1.43
 Maintenance              21.0          2.10         23.8           1.49
 Passenger service         6.4          0.64          9.0           0.57
 Aircraft and traffic
  servicing               16.2          1.62         20.6           1.29
 Promotion and sales      17.9          1.79         25.5           1.60
 General and
  administrative           3.9          0.39          6.0           0.38
 Depreciation and
  amortization             2.7          0.27          2.5           0.16
                         -------------------------------------------------------
Total operating expenses  98.6          9.86        131.2           8.24
Total other expense, net  (2.8)        (0.28)        (3.5)         (0.22)
                         -------------------------------------------------------
Net loss                  (1.4) percent(0.14) cents (34.7)percent  (2.18)cents
                         =======================================================

     Flying operations expenses increased 5 percent from $17.1 million (approximately 21 percent of operating revenues) for the year ended December 31, 1997 to $18.0 million (approximately 17 percent of operating revenues) for the year ended December 31, 1998. The increase in flying operations expenses was primarily the result of the increase in the average number of aircraft in the fleet from 7.7 to
9.0 and the associated gross aircraft rent. Additional increases were noted in pilot training and overnight hotel and food costs. These increases were offset by a decrease in the Company's hull insurance premium rates. Finally, despite a 6 percent decrease in block hours flown, pilot pay increased as a result of wage per hour increases in 1998.
As a result of the September 1997 schedule change, block hours decreased from 29,859 hours in the year ended December 31, 1997 to 28,122 in the year ended December 31, 1998. Flying operations expense increased on a cents per ASM basis from 1.32 cents for the year ended December 31, 1997 to 1.73 cents for the year ended December 31, 1998. The Company's base rent increased due to additional aircraft and this coupled with 20 percent fewer ASMs resulted in an increased cost per ASM.

     Aircraft fuel expenses decreased 26 percent from $18.6 million (approximately 23 percent of operating revenues) for the year ended December 31, 1997 to $13.7 million (approximately 13 percent of operating revenues) for the year ended December 31, 1998. Lower fuel expense is directly related to the decrease in block hours flown by the Company as well as a decrease in cost per gallon in the year ended December 31, 1998 versus 1997. Fuel cost per block hour decreased $134 or 22 percent from $622 in the year ended December 31, 1997 to $488 in the year ended December 31, 1998 primarily due to a decrease in average fuel price per gallon. Specifically, the average price decreased from $0.74 per gallon (including taxes and into-plane costs) in the year ended December 31, 1997 to $0.58 per gallon (including taxes and into-plane costs) in the year ended December 31, 1998, a 22 percent decrease. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 13 percent from $19.3 million (approximately 24 percent of operating revenues) for the year ended December 31, 1997 to $21.9 million (approximately 21 percent of operating revenues) for the year ended December 31, 1998. This increase was primarily the result of an increase in the average number of aircraft in the Company's fleet from 7.7 to 9.0, accelerating aircraft input dates for certain scheduled required major maintenance and providing for the under accrual of actual engine maintenance costs. During the third and fourth quarters of 1998, the Company expensed approximately $800,000 to provide for actual engine maintenance costs incurred in excess of accrued amounts.
The Company attributed the underaccrual to the continued increase in engine overhaul costs. In addition, the Company expensed approximately $400,000 to provide for the expected increase in engine overhaul costs in 1999, 2000 and 2001. The Company also expensed approximately $433,000 in the fourth quarter of 1998 to provide an obsolescence reserve for rotable and expendable inventory. The increase in maintenance expense is further attributable to the Company having three aircraft in scheduled major airframe maintenance during the year ended December 31, 1998 for which certain airworthiness directives were performed and expensed as incurred in accordance with Company policy. The Company did not have an aircraft in scheduled major airframe maintenance during the year ended December 31, 1997 involving airworthiness directives. The increase in the average aircraft fleet combined with the three aircraft incurring major scheduled airframe maintenance during 1998 also resulted in significant increases in repair and overhaul expenses and parts purchases during the year ended December 31, 1998. Lastly, the Company has also made a concerted effort to improve its line maintenance capabilities in Pittsburgh, Chicago and Minneapolis, in addition to its warehousing capabilities in Kansas City. As a result, the Company has added approximately thirty additional maintenance employees to support these efforts. These increases were offset by decreases in the major maintenance accruals for landing gear and auxiliary power units ("APUs") correlating to the 6 percent decrease in block hours flown. The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents are variable based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased on a cents per ASM basis from 1.49 cents for the year ended December 31, 1997 to 2.10 cents for the year ended December 31, 1998. This increase in cents per ASM mainly resulted because of the increases in maintenance expense as described above as well as the fixed costs of the Company's maintenance efforts being spread over 20 percent fewer ASMs.

     Passenger service expenses decreased 9 percent from $7.3 million (approximately 9 percent of operating revenues) for the year ended December 31, 1997 to $6.7 million (approximately 6 percent of operating revenues) for the year ended December 31, 1998. The Company significantly reduced its inconvenienced passenger costs as a result of the Company's strategy to increase frequencies between city pairs and to deliver a more reliable product to its customers. In addition, this decrease was attributable to cost savings from the reduction in the Company's passenger liability insurance rates. This decrease was offset by increases in flight attendant overnight hotel and food costs. It was also offset by increases in in-flight food and beverage costs resulting from the 15 percent increase in the number of passengers for the year ended December 31, 1998 compared to 1997. Finally, despite a 6 percent decrease in block hours flown, flight attendant pay increased as a result of wage per hour increases in 1998.

     Aircraft and traffic servicing expenses increased 1 percent from $16.7 million (approximately 21 percent of operating revenues) for the year ended December 31, 1997 to $16.9 million (approximately 16 percent of operating revenues) for the year ended December 31, 1998. The Company experienced increases in station rent, employee salaries and benefits related to the Company's dispatch, scheduling, station management and system control departments in the year ended December 31, 1998 as compared to the year ended December 31, 1997. These increases were offset, however, by decreases in station ground handling expenses and station salaries that correspond to the decrease in the number of
cities served.   Furthermore, in July 1998, the Company took
its station ground handling operations in house at its Kansas City station. This resulted in an additional cost saving of approximately $600,000. The Company decreased its average cost per departure from $920 for the year ended December 31, 1997 to $897 for the year ended December 31, 1998 as a result of these decreases. Aircraft and traffic servicing expenses increased on a cents per ASM basis from
1.29 cents for the year ended December 31, 1997 to 1.62 cents for the year ended December 31, 1998 as a result of the fixed costs of the Company's aircraft and traffic servicing functions being spread over 20 percent fewer ASMs.

     Promotion and sales expenses decreased 10 percent from $20.7 million (approximately 25 percent of operating revenues) in the year ended December 31, 1997 to $18.7 million (approximately 18 percent of operating revenues) in the year ended December 31, 1998. This decrease was primarily the result of the decrease in the number of cities served, the dollars spent on direct advertising, and the reduction in costs associated with its reservation center in the year ended December 31, 1998 as compared to the year ended December 31, 1997. During the year ended December 31, 1998, the Company incurred direct advertising costs of $5.4 million versus $7.7 million in the year ended December 31, 1997. Furthermore, the Company took the reservation center in-house in April 1998 versus contracting out to a third party, which effectively reduced reservation center costs by approximately $1.6 million. Increases in travel agency commissions, CRS fees, and credit card processing fees in the year ended December 31, 1998 as compared to 1997 offset this decrease. These increases can be attributed to the 28 percent increase in operating revenues in the year ended December 31, 1998 as compared to the year ended December 31, 1997. The average promotion and sales cost per passenger decreased $3.39 or 22 percent from $15.79 in the year ended December 31, 1997 to $12.40 in the year ended December 31, 1998. Promotion and sales expenses increased on a cents per ASM basis from 1.60 cents for the year ended December 31, 1997 to 1.79 cents for the year ended December 31, 1998. This increase in cents per ASM resulted because the fixed costs of the Company's promotion and sales functions were spread over 20 percent fewer ASMs.

     General and administrative decreased 17 percent from $4.9 million (approximately 6 percent of operating revenues) in the year ended December 31, 1997 to $4.1 million (approximately 4 percent of operating revenues) in the year ended December 31, 1998. The decrease in general and administrative expenses in the year ended December 31, 1998 as compared to 1997 is the result of decreases in general liability insurance, property tax, accounting staff salaries and office rent.

     Depreciation and amortization expenses increased 35 percent from $2.1 million (approximately 3 percent of operating revenues) in the year ended December 31, 1997 to $2.8 million (approximately 3 percent of operating revenues) in the year ended December 31, 1998. This increase was primarily due to an increase in rotable aircraft parts inventory of approximately $3.3 million, the acquisition of two spare aircraft engines and various capitalized aircraft improvements in the year ended December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, proceeds from its initial public offering of Common Stock, proceeds from its public rights offering, exercise of warrants and the issuance of debt primarily to its principal stockholders. As of March 1, 2000, the Company has received net proceeds from the sale of its equity securities aggregating approximately $70.3 million.
The Company's balance sheet reflected cash and cash equivalents of $6.4 million as of December 31, 1999.

     During 1999, the Company generated sufficient passenger ticket sales to provide for its operational cash needs. As of December 31, 1999, the Company had a working capital deficit of $14.7 million. In January 1999, two principal stockholders of the Company agreed to renew a two-year $4.0 million letter of credit facility to secure the Company's credit card processor. At December 31, 1999, the credit card exposure was less than $6.0 million and, consequently, the Company had no restricted cash. In March 2000, the Company established a one-year surety bond, which replaced the $2.0 million guaranty that had expired, in the amount of $8 million as collateral to additionally secure the credit card processor. As a result, approximately $6 million was released by the Company's credit processor from a restricted cash account to the Company's operating account. In 2000, to the extent that exposure exceeds $12.0 million, the Company must deposit cash from ticket sales as collateral to secure the Company credit card processor. As of March 13, 2000 due to increased ticket sales, the Company's credit card exposure was approximately $12.1 million. The Company funded the credit card exposure in excess of $12.0 million with one hundred thousand dollars in available cash on hand. The Company estimates that its credit card exposure will range between $10.0 and $13 million through the end of the third quarter when the balance should decline due to expected seasonality. Any cash utilized as collateral will be refunded by the credit card processor, on a daily basis, when the Company's exposure falls below the previously calculated exposure or $12.0 million.

     The Company estimates that scheduled heavy maintenance of its existing aircraft fleet through December 2000 will cost $8.2 million, of which $2.0 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. In addition, the Company expects to expend $4.6 million on various capital expenditures in the next year, which are primarily related to improvements for existing aircraft, increased aircraft parts inventory levels, additional heavy ground equipment and improvements to its in-house computer systems.

     The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. In November 1999, the Company entered into a letter of intent for the lease of six additional Boeing 737-200 jet aircraft and accepted delivery of one of these aircraft as of March 15, 2000. The Company must deposit with the lessor or establish a letter of credit in the aggregate amount of $825,000 for these remaining aircraft expected in 2000 and 2001. As of March 12, 2000, the Company had placed deposits totaling $495,000 with the lessor.

     The Company expects to continue to generate sufficient cash to support its operations through the second quarter of 2000. The Company is evaluating options on raising additional capital or issuing debt during 2000 in order to execute its capital expenditure plans for 2000 and to account for the signifcant increase is the cost of fuel. In addition, the Company plans to continue to implement certain actions designed to achieve long-term profitability and improve its capital resources. Management's plans to achieve long-term profitability include increased focus on the price-sensitive business traveler and pricing strategies designed to maximize passenger revenue and continued focus on cost savings programs. There can be no assurance that its efforts will be successful.

     Whether or not the Company's strategic plans to achieve long-term profitability are successful, the Company's continued operations are dependent upon additional financings. Two of the Company's principal stockholders have committed to invest up to $7,500,000, if necessary, to fund the Company's continued operations. Failure to raise additional funds in the future could result in the Company significantly curtailing or ceasing operations. The Company's success in implementing actions designed to achieve long-term profitability and its ability to operate at profitable levels will determine if the Company will be able to raise additional capital. There can be no assurance that management can provide for the Company's necessary capital requirements or that principal shareholders will continue to provide financing.

IMPACT OF THE YEAR 2000

     The Company has completed all significant aspects of its Year 2000 project. The Company's Year 2000 project encompassed information technology systems as well as embedded technology assets along with assessments of material third-party relationships and associated risks.

     All of the Company's internal systems and software, including virtually all software and services provided by third parties, appropriately handled the Year 2000 date changeover and the Company's operations were also unaffected. While the Company has experienced no Year 2000 related disruptions to date, there are remaining risks associated with the Year 2000 issue and the Company continues to monitor possible future implications of Year
2000 issues. Based on currently available information, management believes that Year 2000 related disruptions, if any, will not have a material adverse effect on the Company's financial condition or results of operations.

OTHER MATTERS
ITEM 7(A).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

     The Company's earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in the average 1999 cost per gallon of fuel. Based on 1999 actual fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $2.0 million in 1999. Comparatively, based on projected 2000 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $3.1 million in 2000. The increase in exposure to fuel price fluctuations in 2000 is due to the Company's plan to increase its average aircraft fleet size and related gallons purchased.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the financial statements and schedule and Report of Independent Auditors included later in this report under Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2000 contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2000 contains under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2000 contains under the caption "Executive Compensation" the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Executive Compensation and Stock Option Committee Report" and "Company Performance").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2000 contains under the caption "Voting Securities and Principal Holders Thereof" the information required by
Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2000 contains under the caption "Certain
Transactions" the information required by Item 13 of Form 10-
K and such information is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND
REPORTS ON FORM 8-K

     (a)  Financial Statements.

          (1)  Audited Financial Statements:

               Report of Independent Auditors               33

               Balance Sheets -
               December 31, 1999 and December 31, 1998      34

               Statements of Operations for the
               years ended
               December 31, 1999, 1998 and 1997             35

               Statements of Stockholders'
               Equity (Deficit) for the years
               ended December 31, 1999, 1998
               and 1997                                     36

               Statements of Cash Flows for
               the years ended December 31,
               1999, 1998 and 1997                          37

               Notes to Financial Statements                39

          (2) The following financial statement schedule is included herein:

               Schedule II - Valuation and Qualifying
                             Accounts                      51

          All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (3) The exhibits required to be filed by this item are set forth in paragraph (c) below:

     (b)  Reports on Form 8-K.

          None.

     (c)  Exhibits.

          3.1 Restated Certificate of Incorporation, as amended of Registrant (filed as Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

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

          10.11 Amendment No. 1 to Lease Agreement, by and between Registrant and First
               Security Bank as owner, trustee and
               successor-in-interest to U.S. Airways,
               Inc. (f/k/a U.S. Air, Inc.) (filed as
               Exhibit 10. 1 to Registrant's Form 10-Q for the Quarterly Period Ended June 30, 1997 and incorporated herein by reference).

          10.12 Amendment No. 2 to Lease Agreement, by and between Registrant and First
               Security Bank as owner, trustee and
               successor-in-interest to U.S. Airways,
               Inc. (f/k/a U.S. Air, Inc.) (filed as
               Exhibit 10.12 to Registrant's Form 10-K
               for the year ended December 31, 1999 and incorporated herein by reference).

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

          10.17 Aircraft Lease Agreement, dated
               November 18, 1997 between Mimi Leasing
               Corporation and the Registrant (filed as Exhibit 10.16 to the Registrant's Form 10-
               K for the year ended December 31, 1997 and incorporated herein by reference).

          10.18 Aircraft Lease Agreement (MSN 22979), dated as of January 5, 1999 between AeroUSA, Inc. and the Registrant (filed as
               Exhibit 10.18 to the Registrant's Form 10-
               K for the year ended December 31, 1998 and incorporated herein by reference).

          10.19  Aircraft Lease Agreement (MSN 21735),
               dated as of January 5, 1999 between
               AeroUSA, Inc. and the Registrant (filed as
               Exhibit 10.18 to the Registrant's Form 10-
               K for the year ended December 31, 1998 and incorporated herein by reference).

          10.20 Aircraft Lease Agreement (MSN 22120), dated as of
               August 27, 1999 between Aircraft 22120, Inc. and the Registrant (filed as Exhibit 10.37 to the Registrant's Form 10-Q for the quarter ended September 30, 1999).

          10.21 Aircraft Lease Agreement (MSN 22121), dated as of
               July 22, 1999 between Aircraft 22121, Inc. and the
               Registrant (filed as Exhibit 10.36 to the Registrant's Form 10-Q for the quarter ended September 30, 1999).

          10.22 Aircraft Lease Agreement (MSN 22122), dated as of
               October 19, 1999 between Aircraft 22122, Inc. and the
               Registrant.

          10.23 Aircraft Lease Agreement (MSN 22882), dated as of February 22, 2000 between US
               Airways, Inc. and the Registrant.

          10.24 Employment Agreement, dated November
               3, 1997 between the Registrant and Robert
               J. Spane (filed as Exhibit 10.20 to the
               Registrant's Form 10-Q for the quarter
               ended September 30, 1999 and incorporated herein by reference).

          10.25 Registration Rights Agreement, dated as of March 20, 1998 (filed as Exhibit
               10.18 to the Registrant's Form 10-K for
               the year ended December 31, 1997 and
               incorporated herein by reference).

          10.26 Unit Purchase Agreement, dated as of
               March 20, 1998, between the Registrant and
               J. F. Shea Co., Inc. and The Hambrecht
               1980 Revocable Trust (filed as Exhibit
               10.19 to the Registrant's Form 10-K for
               the year ended December 31, 1997 and
               incorporated herein by reference).

          10.27 Note Exchange Agreement, dated as of
               March 20, 1998, between the Registrant and the Holders (filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended
               December 31, 1997 and incorporated herein by reference).

          10.28 Lease, dated July 15, 1999, between the Gerson Company and Registrant.

          10.29 Shopping Center Lease, dated February
               28, 1996, between the Registrant
               and Southern Hills Center, L.L.C.
               (Lawrence, KS Office) (filed as
               Exhibit 10.31 to the Registrant's Form 10-
               K for the year ended December 31, 1995).

          10.30  Second Amendment and Restated Warrant
               Purchase Agreement among
               Registrant and certain of its stockholders
               (filed as Exhibit 10.18 to the
               Registrant's Registration Statement No. 33-
               96884 and incorporated herein by
               reference).

          10.31     Form of Amended and Restated Warrant
               for the Purchase of Shares of Series B
               Preferred Stock (Amended Warrant) (filed as Exhibit 10.19 to the Registrant's
               Registration Statement No. 33-96884 and
               incorporated herein by reference).

          10.32     Reimbursement Agreement, dated as of
               December 31, 1996, by and among Registrant and Hambrecht & Quist California, a wholly owned subsidiary of Hambrecht & Quist
               Group (filed as Exhibit 10.21 to the
               Registrant's Form 10-K for the year ended
               December 31, 1996 and incorporated herein by reference).

          10.33     Merchant Agreement, dated as of
               February 27, 1997, by and between
               Registrant and Michigan National Bank
               (filed as Exhibit 10.25 to the Registrants
               Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.34     Amendment to Merchant Agreement,
               dated as of February 6, 1997, by and
               between Registrant (filed as Exhibit 10.26 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

               Report of Independent Auditors

The Board of Directors and Stockholders
Vanguard Airlines, Inc.

We have audited the accompanying balance sheets of Vanguard Airlines, Inc. (the Company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed on the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Airlines, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses and has a working capital deficiency.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Kansas City, Missouri
February 25, 2000

            Vanguard Airlines, Inc.

                Balance Sheets


                                      DECEMBER 31

                                       1999          1998
                                   ------------- ------------
ASSETS
Current assets:
Cash and cash equivalents          $  6,440,684  $  7,417,048
Accounts receivable, less allowance
for doubtful accounts of $96,000
in 1999 ($303,000 in 1998)            1,295,515     2,030,309
Inventories                           1,321,047     1,168,054
Prepaid expenses and other current    1,835,125     1,022,953
assets
Current portion of supplemental
maintenance                           5,351,279     4,490,281
  deposits
                                   ------------- ------------
Total current assets                 16,243,650    16,128,645



Property and equipment, at cost:
Aircraft improvements and             7,626,144     4,854,683
leasehold costs
Aircraft engines and rotable          7,763,835     6,243,693
inventory
Reservation system and                1,804,783     1,867,954
communication equipment
Other property and equipment          4,777,339     2,624,579
                                   ------------- ------------
                                     21,972,101    15,590,909
Less accumulated depreciation and
amortization                        (11,122,590)   (7,459,456)
                                   ------------- ------------
                                     10,849,511     8,131,453

Other assets:
Supplemental maintenance deposits,
less current portion                  4,168,617     5,121,050
Deferred debt issuance costs            595,038        83,448
Leased aircraft deposits              3,428,000     2,299,000
Fuel and security deposits              708,030       883,610
Other                                 1,710,322       999,377
                                   ------------- ------------
                                     10,610,007     9,386,485
                                   ------------- ------------
Total assets                        $37,703,168   $33,646,583
                                   ============= ============

                                           DECEMBER 31
                                       1999          1998
                                    ------------- -----------
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Accounts payable                    $7,357,821     $5,848,635
Accrued expenses                     4,701,841      3,062,823
Accrued maintenance                 10,057,044      6,902,847
Air traffic liability                8,649,452      8,230,222
Current portion of capital lease
obligations                            188,692             --
                                    ------------- -----------
Total current liabilities           30,954,850     24,044,527

Accrued maintenance, less current
portion                              4,713,701      3,818,184
Capital lease obligations, less
current portion                        356,755             --

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value:
  Authorized shares -
   2,000,000
  Issued and outstanding
   shares - 302,362                          302           302
  Liquidation preference -
   $3,023,620
Common stock, $.001 par value:
  Authorized shares - 200,000,000
  Issued and outstanding
   shares - 17,107,617 in
   1999 (17,074,462 in 1998)              17,108         17,075
Additional paid-in capital            77,979,912     76,954,670
Accumulated deficit                  (76,319,460)   (71,170,997)
                                      ------------- -----------
                                       1,677,862      5,801,050
Deferred stock compensation                   --        (17,178)
                                    ------------- -  ----------
Total stockholders' equity             1,677,862      5,783,872
                                    -------------   -----------
Total liabilities and stockholders'
equity                               $37,703,168    $33,646,583
                                     ============= ===========

SEE ACCOMPANYING NOTES.

                     Vanguard Airlines, Inc.
                    Statements of Operations

                               YEAR ENDED DECEMBER 31,
                          1999          1998         1997
                          ----------- ----------- -----------
Operating revenues:
Passenger revenue         $118,126,125 $97,810,522  $76,560,373
Other                        6,954,610   6,458,020    4,823,765
                           ----------- ----------- -----------
Total operating revenues   125,080,735 104,268,542   81,384,138

Operating expenses:
Flying operations           23,821,216  17,997,741   17,080,316
Aircraft fuel               20,388,390  13,725,011   18,571,472
Maintenance                 29,124,877  21,928,784   19,334,251
Passenger service            7,519,973   6,677,818    7,342,237
Aircraft and traffic        20,830,769  16,941,063   16,746,727
servicing
Promotion and sales         20,100,628  18,680,369   20,701,511
General and administrative   4,246,920   4,065,266    4,914,469
Depreciation and
amortization                 4,069,737   2,798,215    2,067,917
                           ----------- ----------- -----------
Total operating expenses   130,102,510 102,814,267 106,758,900
                           ----------- ----------- -----------
Operating income (loss)     (5,021,775)  1,454,275 (25,374,762)

Other income (expense):
Deferred debt issuance cost
  amortization                (434,410) (2,629,785) (1,858,767)
Interest expense               (16,865)   (516,626) (1,110,465)
Interest income                508,366     213,199      97,991
Other                         (183,779)          -           -
Total other expense, net      (126,688)  2,933,212) (2,871,241)
                           ----------- ----------- -----------
Net loss                 $  (5,148,463)$(1,478,937)$(28,246,003)
                           =========== =========== ===========

Net loss per share - basic
and diluted                $    (0.30) $    (0.11) $    (9.27)
                           =========== =========== ===========

Weighted-average common
shares outstanding          17,085,352  13,153,528  3,046,580
                            =========== =========== ===========

SEE ACCOMPANYING NOTES.

                             Vanguard Airlines, Inc.
                  Statements of Shareholders' Equity (Deficit)
                                  CONVERTIBLE
                                  PREFERRED STOCK                                                                        TOTAL
                                  SERIES A          COMMON STOCK           ADDITIONAL                    DEFERRED     STOCKHOLDERS'
                                  -----------------------------------------PAID-IN       ACCUMULATED      STOCK           EQUITY
                                  SHARES       AMOUNT  SHARES      AMOUNT  CAPITAL        DEFICIT     COMPENSATION     (DEFICIT)
                                  -----------------------------------------------------------------------------------------------
                                  -----------------------------------------------------------------------------------------------
Balance at December 31,1996       --           $   --   1,996,490  $1,997  $ 28,291,981  $(41,446,057)  $  (85,938)  $(13,238,017)
  Issuance of warrants            --               --          --      --     4,082,000            --           --       4,082,000
  Amoritization of deferred
  stock compensation              --               --          --      --            --            --       34,380          34,380
  Issuance of common stock in
   a private placement            --               --    1,030,000   1,030   10,233,970            --           --      10,235,000
  Issuance of common stock in
   a rights offering              --               --    6,091,143   6,091   15,168,909            --           --      15,175,000
 Exercise of stock options       --               --       21,549      22       13,184            --           --           13,206
  Net loss                        --               --           --      --           --   (28,246,003)          --    (28,246,003)
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 1997      --               --    9,139,182   9,140   57,790,044   (69,692,060)     (51,558)   (11,944,434)
  Issuance of warrants            --               --           --      --      490,000            --           --         490,000
  Amoritization of deferred
   stock compensation             --               --           --      --           --            --       34,380          34,380
  Issuance of preferred stock
   and warrants to purchase
   common stock through
   conversion of related-party
   notes payable                  302,362         302           --      --    2,921,445      2,921,747
  Issuance of common stock
   through conversion of
   related-party notes payable    --               --    4,225,954    4,226  10,560,661             --          --      10,564,887
  Issuance of common stock
   through exercise of warrants   --               --    2,060,000    2,060   5,147,940             --          --       5,150,000
  Issuance of common stock
   through cashless exercise
   of warrants                    --               --     1,622,187   1,622      (1,622)            --          --             --
  Exercise of stock options       --               --        27,139      27      46,202             --          -          46,229
  Net loss                        --               --            --      --          --     (1,478,937)         --    (1,478,937)
                                  -----------------------------------------------------------------------------------------------
Balance at December 31, 1998      302,362         302    17,074,462  17,075   76,954,670   (71,170,997)    (17,178)     5,783,872
  Issuance of warrants            --               --            --      --      946,000            --          --        946,000
  Amortization of deferred
   stock compensation             --               --            --      --           --            --      17,178         17,178
  Exercise of stock options       --               --        33,155      33       79,242            --          --         79,275
  Net loss                        --               --            --      --           --    (5,148,463)         --    (5,148,463)
                                  -----------------------------------------------------------------------------------------------
Balance at December 31, 1999      302,362        $302    17,107,617 $17,108  $77,979,912  $(76,319,460)    $    --     $1,677,862
                                  ===============================================================================================

SEE ACCOMPANYING NOTES.

                     Vanguard Airlines, Inc.

                    Statements of Cash Flows


                                   YEAR ENDED DECEMBER 31
                            1999           1998           1997
                            -------------- -------------  --------------
OPERATING ACTIVITIES

Net loss                    $  (5,148,463) $ (1,478,937)  $(28,246,003)
Adjustments to reconcile net
loss to net cash provided
by (used in) operating
activities:
Depreciation                    2,504,888     1,519,808        848,948
Amortization                    1,564,849     1,278,407      1,218,969
Loss on disposal of property
and equipment                      37,390             -         11,400
Deferred debt issuance cost
amortization                      434,410     2,629,785      1,858,767
Compensation related to
stock options                      17,178        34,380         34,380
Provision for uncollectible       109,014        10,895        253,276
accounts
Provision for expendable and
rotable inventory                       -       433,000              -
obsolescence
Changes in operating assets
and liabilities:
Restricted cash                        --             -       1,822,998
Accounts receivable              625,780        271,235         888,703
Inventories                     (152,993)      (358,434)       (169,282)
Prepaid expenses and other
current assets                  (812,172)       (11,536)       (144,313)
Supplemental maintenance          91,435     (1,842,632)     (3,045,441)
deposits
Accounts payable               1,509,186       (247,268)     (2,308,293)
Accrued expenses               1,639,018        176,226         355,201
Accrued maintenance            2,090,997      1,472,805       1,563,588
Air traffic liability            419,230      2,241,137        (620,524)
Deposits and other            (1,664,365)      (143,907)       (712,690)
                            -------------- -------------  --------------
Net cash provided by (used
in) operating activities       3,265,382      5,984,964     (26,390,316)

INVESTING ACTIVITIES

Purchases of property and
equipment                     (4,158,855)    (5,844,984)      (2,061,343)


FINANCING ACTIVITIES

Proceeds from issuance of
notes payable to related
parties                              -      3,000,000        29,148,816
Proceeds from line of
credit borrowings                    -      1,900,000         2,275,000
Principal payments on line
of credit                            -     (3,800,000)       (5,375,000)
Proceeds from issuance of
notes payable                        -        275,000                 -
Proceeds from sale of common
stock and the exercise of
stock options and warrants,
net of offering costs           79,275      5,196,229         3,242,131
Offering costs incurred on
issuance of preferred stock
through conversion of                -       (101,873)                -
related-party notes payable
Principal payments on notes
payable and capital lease
obligations                    (162,166)     (275,000)         (158,659)
                            -------------- -------------  --------------
Net cash provided (used in)
by financing activities         (82,891)    6,194,356        29,132,288
                            -------------- -------------  --------------

(continued on following page)

                                         Vanguard Airlines, Inc.

                                   Statements of Cash Flows (continued)


                                           YEAR ENDED DECEMBER 31
                               1999          1998            1997

                               ------------- --------------- --------------
Net increase (decrease) in cash
and cash equivalents          $   (976,364) $  6,334,336    $      680,629

Cash and cash equivalents at
beginning of year                7,417,048     1,082,712           402,083
                               ------------- --------------- ----------------
Cash and cash equivalents at
end of year                    $ 6,440,684   $  7,417,048    $   1,082,712
                               ============= =============   ==============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the year for
interest                       $     16,865  $     190,935   $      377,122
                               ============= =============   ==============
Cash paid during the year for
income taxes                   $     60,000  $          --   $           --
                               ============= =============   ==============

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES
Conversion of related-party
notes payable and accrued
interest to preferred stock    $         --  $  3,023,620    $          -

Conversion of related-party
notes payable and accrued
interest to common stock       $         --    $10,564,887    $ 22,181,075
                               ============= =============   =============

Deferred debt issuance costs
recorded in conjunction with
warrants issued                $   946,000   $     490,000   $   4,082,000
                               ============= =============   ==============
Aircraft leasehold costs
associated with accrued
maintenance at inception of
lease                           $ 2,396,425   $         --   $      453,000
                               ============= =============   ==============

Property and equipment acquired
through issuance of capital
lease obligations              $    707,613  $         --    $           --
                               ============= =============   ==============
Write off of the net book value
of an impaired engine against
related accrued maintenance    $    437,708  $         --    $           --
                               ============= =============   ==============

SEE ACCOMPANYING NOTES.

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Vanguard Airlines, Inc. (the Company) was incorporated in
Delaware in April 1994 and commenced flight operations on December 4, 1994. The Company offers low-fare, convenient, short- to medium-haul passenger air transportation service primarily in the midwestern, Rocky Mountain, northeastern and southeastern regions of the United States.

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

RESTRICTED CASH

Restricted cash includes cash equivalents that secure the risk of loss exposure estimated by the Company's credit card processors. During 1999 and 1998, the risk of loss exposure for the Company's largest credit card processor was calculated daily. During 1999, if the risk of loss exposure exceeded $6,000,000 (the amount secured by letters of credit and a guarantee discussed in NOTE 8), the Company was required to maintain a restricted cash balance in an amount equal to the additional exposure. At December 31, 1999 and 1998, no restricted cash balance related to this credit card processor was required as the risk of loss exposure calculated on those dates did not exceed $6,000,000. Another credit card processor requires the Company to maintain a deposit as security for its risk of loss exposure. The risk of loss exposure for this credit card processor is reviewed annually. At December 31, 1999 and 1998, the restricted cash balance related to this credit card processor totaling $236,466 and $227,183, respectively, is considered noncurrent and is included as a component of other assets on the accompanying balance sheets.

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

INVENTORIES

Inventories of flight equipment, expendable parts, materials, tools, food, beverages and promotional items are carried at the lower of cost reserve. These items are charged to expense when issued for use under the first-in, first-out method.

The Company is a party to an agreement with a supplier for consigned parts and supplies for its Boeing 737-200 aircraft. The Company is required to pay a monthly consignment fee, based on the value of the consigned parts, and to replenish any such parts when used with a like part.
At December 31, 1999 and 1998, the Company held consigned parts and supplies of approximately $1,846,000 and $1,628,000, respectively, which are not included in the accompanying balance sheets.

PROPERTY AND EQUIPMENT

Depreciation and amortization of aircraft improvements and leasehold costs are recorded using the straight-line method over their estimated useful lives or remaining lease terms of the related aircraft, whichever is shorter, ranging from five to seven years. Reservation system and communication equipment and other property and equipment are depreciated on a straight-line basis over the shorter of their estimated useful lives or remaining lease terms ranging from five to seven years. Aircraft rotable inventory items are depreciated over their estimated useful lives or remaining aircraft lease terms, whichever is shorter, ranging from five to seven years. At December 31, 1999 and 1998, aircraft rotable inventory was recorded net of a $300,000 and $400,000 obsolescence reserve, respectively. Aircraft engines are depreciated on a straight-line basis over 10 years.

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

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately
$6,989,000, $5,458,000 and $7,792,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

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

BARTER TRANSACTION

The Company exchanges passenger tickets for certain services, including advertising and other business activities. The Company recognizes expense and a liability is initially recorded at the fair market value of the ticket vouchers issued when the Company receives the service. The liability is relieved at the time transportation is provided.

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

DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan (the
"Plan") covering substantially all employees. Participants may contribute a portion of their pay to the Plan. On
January 1, 1999, the Company began matching participant contributions to the Plan equal to 100 percent of the first
3 percent of each participant's compensation deferral.
Contributions made by the Company amounted to approximately
$380,000 during 1999.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents and deposits reported in the balance sheet approximate fair value. The fair values of warrants issued in 1999, 1998 and 1997, as described in NOTES 6 AND 8, were estimated using the discounted Black-Scholes pricing model.

2. BASIS OF PRESENTATION

In the fourth quarter of 1999, the Company incurred a net loss of approximately $7.3 million and cash flow from operations for the year ended December 31, 1999, decreased by approximately $2.7 million, from approximately $6.0 million for the year ended December 31, 1998. The Company's working capital deficiency at December 31, 1999 was approximately $14.7 million. In addition, the cost per gallon of fuel has increased significantly in the first quarter of 2000, from an average of approximately $0.87 per gallon for the fourth quarter of 1999 to approximately $1.03 per gallon for the two months ended February 29, 2000. Accordingly, the Company anticipates that additional debt or equity financing will be required to fund on-going operations in 2000. Two of the Company's principal stockholders have committed to inject up to $7,500,000, if necessary, to fund the Company's continued operations. The Company is currently negotiating to raise additional capital and to secure bank financing; however, there can be no assurance that the Company will successfully complete these transactions or, if completed, the amounts will be sufficient to fund on-going operations in 2000. The inability to secure additional funding could have material adverse effect on the Company, including the possibility that the Company could have to cease operations.

3. STOCKHOLDERS' EQUITY

On May 18, 1999, the Company's stockholders approved a one-for-five reverse stock split to stockholders of record on that date resulting in a reduction of 68,297,847 shares of outstanding common stock. The par value per share remained at $0.001 per share and 200,000,000 common shares remained authorized. All historical information presented in the accompanying financial statements and footnotes has been adjusted retroactively to reflect the reverse stock split.

On March 20, 1998, the Company completed a private sale of 302,362 units of securities at $10 per unit, each unit consisting of one share of Series A Convertible Preferred
Stock, par value $0.001 per share (the Series A Preferred
Stock), and a common stock purchase warrant. In conjunction therewith, the Company converted $3,023,620 of outstanding principal and interest on the demand notes payable, described in NOTE 7, to Series A Preferred Stock under the terms of the agreement. Offering costs of $101,873 were incurred in connection with the issuance of the Series A
Preferred Stock. Each warrant in the unit entitled the holder to purchase 8 shares of common stock at an exercise price of $2.75 per share and expires on March 20, 2005. On
August 6, 1998 and August 12, 1998, the warrant holders exercised, in accordance with the cashless exercise provision of the warrant agreement, warrants representing rights to purchase 1,200,000 and 1,218,896, respectively, shares of common stock that were sold in the Series A
Preferred Stock unit offering. Because the warrant holders elected to exercise the warrants on a net basis, as defined by the related warrant agreement, the Company issued an aggregate 1,622,187 shares of common stock in connection with such exercises.

The Series A Preferred Stock is not redeemable and pays dividends at an annual rate of $0.80 per share only when, and if, declared by the Company's Board of Directors. The Board of Directors, as of December 31, 1999, has declared no dividends. The liquidation preference of each share of Series A Preferred Stock is $10 plus any accrued and unpaid dividends. Each share of Series A Preferred Stock is convertible into 4 shares of common stock (subject to certain antidilution adjustments) at any time commencing on September 20, 1998, and holders of the Series A Preferred Stock are entitled to common stock voting rights determined on an as-converted basis.

On May 15, 1998, the Company held its annual meeting of stockholders whereby the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 to 200,000,000 shares and preferred stock from 1,000,000 to 2,000,000 shares. Effective with the increase in the authorized capital stock, the Convertible Notes, described in NOTE 7, were converted, at $2.50 per share, to an equivalent number of shares of common stock. The Company issued 4,225,954 shares of common stock on May 20, 1998 in connection with this transaction.

On July 2, 1998, the Company notified certain principal stockholders of its intention to redeem 2,060,000 outstanding warrants that were issued in conjunction with the Company's April 1997 private unit offering. Each warrant issued in connection with the private unit offering entitled the holder to purchase one share of the Company's common stock for $2.50 per share. In lieu of redemption, the warrant holders exercised the warrants and the Company received proceeds of $5,150,000 in August 1998 upon issuance of 2,060,000 shares of common stock.

The Company also issued redeemable stock purchase warrants in conjunction with certain other debt and equity agreements entered into during the year. During 1998, the Company issued 21,452 redeemable stock purchase warrants related to such agreements. The warrants entitle the holders to purchase, at any time over a 10-year period from the date of issuance, one share of common stock at an exercise price of $2.50.

In December 1997, the Company completed a sale of 6,091,143 shares of common stock through a Rights Offering. Under the Rights Offering, the Company distributed nontransferable rights, at no cost, to stockholders of record. Each record holder received two rights, with each right entitling the holder to purchase one share of common stock for a price of $2.50 per share. Certain principal stockholders exercised all of their rights pursuant to the basic subscription and the over subscription privileges of the Rights Offering. In lieu of paying the subscription price in cash, they relieved and discharged the Company of $12,181,000 in notes payable to related parties. The cash proceeds to the Company from the sale of the common stock upon the exercise of the rights offered totaled approximately $2,994,000, after deducting approximately $53,000 in offering expenses.

In April 1997, the Company completed a private sale of units of securities, each unit consisting of one share of common stock and two redeemable common stock purchase warrants. In connection with the sale, the Company issued 1,030,000 shares of common stock for aggregate proceeds of approximately $10,235,000, net of offering costs of approximately $65,000. Included in this private sale were 1,000,000 shares of common stock issued to certain principal stockholders in lieu of repayment of $10,000,000 in notes payable to related parties. Each redeemable warrant originally entitled the holder to purchase, at any time over a five-year period commencing with the closing of this private offering, one share of common stock at an exercise price of $12.50. The redeemable warrant exercise price was subject to adjustment in the event the Company issued equity securities raising net proceeds in an aggregate amount of $1,000,000 at a price below $10.00 per share. In conjunction with the Company's Rights Offering discussed above, the redeemable warrants were repriced to $2.50, the offering price of the common stock in the Rights Offering. The Company had the right to redeem the warrants at a redemption price of $0.25 per warrant on 45 days' prior notice if the average closing bid price of the Company's common stock equals or exceeds $5.00 for any 20 days within a period of 30 consecutive trading days, as defined by the warrant agreement. The Company notified the stockholders of its intention to redeem the warrants on July 2, 1998 as discussed above.

The Company has reserved 6,046,085 shares of common stock for issuances related to the conversion of preferred stock, the exercise of outstanding or available stock options and outstanding stock purchase warrants and for shares available under the employee stock purchase plan as follows:

                                    NUMBER OF
                                    SHARES
                                    RESERVED
                                    ------------
Stock options (NOTE 4)              2,577,893
Stock purchase warrants (NOTES 3,
 6 AND 8)                           2,058,744
Series A Preferred Stock (NOTE 3)   1,209,448
Employee stock purchase plan
 (NOTE 5)                             200,000
                                    -------------
                                    6,046,085
                                    ============

4. STOCK OPTIONS
The Company established the Vanguard Airlines, Inc. 1994 Stock Option Plan (the 1994 Plan) whereby options for up to 340,000 (increased to 2,000,000 in 1998) shares may be granted to officers, directors, key employees and consultants to purchase shares of common stock. Vesting and term of these options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of issuance.

During 1997, the Company repriced certain options under the 1994 Plan due to a significant decline in the market price of the stock from the grant date. The first option repricing occurred on February 6, 1997 whereby options to purchase up to 15,200 shares of common stock were repriced to $9.05. The repricing resulted in an adjusted vesting start date for all repriced options equal to a three-month extension. A second option repricing occurred on November 3, 1997 whereby options repriced on February 6, 1997 and options granted in 1997 to purchase up to 207,500 shares of common stock were repriced to $2.50. This repricing also resulted in an adjusted vesting start date for all repriced options equal to another three-month extension.

A summary of stock option activity related to the 1994 Plan is as follows:

                  1999                     1998             1997
                ---------------------------------------------------------
                           WEIGHTED-          Weighted-         Weighted-
                           AVERAGE            Average            Average
                           EXERCISE           Exerci            Exercise
                  OPTIONS  PRICE     Options  Price    Options  Price
                 --------------------------------------------------------
Outstanding at
beginning of year 1,584,110 $ 3.85   253,053  $3.20    94,646   $12.00
Granted             274,278   4.44   887,387   4.85   450,500     5.80
Transferred from
1997 Program              -      -   717,396   2.65         -        -
Repriced                  -      -         -      -  (222,700)   11.40
Exercised           (33,155)  2.51   (27,139)  1.70   (21,549)    0.60
Forfeited          (165,137)  4.60  (246,587)  3.45   (47,844)    8.40
                   -------------------------------------------------------
Outstanding at end
of year            1,660,096  3.90  1,584,110  3.85   253,053     3.20
                   =======================================================
Exercisable at end
of year              745,969  3.87    444,615  3.80    47,007     6.75
Weighted-average
fair value of
options granted
during the year               2.91             2.40               2.80

Exercise prices for options outstanding under the 1994 Plan as of December 31, 1999 for incentive stock options granted to employees range from $0.55 to $6.63. The exercise prices for certain nonstatutory options granted range from $3.44 to $10.63 for 175,000 options and equals $46.25 for an additional 5,000 options outstanding under the Plan. The weighted-average remaining contractual life at December 31, 1999 of all outstanding options under the 1994 Plan is 7.83 years. The weighted average exercise price of all options granted under the 1994 plan is $4.08.

During 1999, the Company granted options to purchase 664,322 shares of common stock to certain officers of the Company. The exercise price for 3,487 options equals $0.50 and for 660,835 options granted range from $3.94 to $4.81. The options vest ranging from 2 to 4 years and have a contractual term of 10 years from the date of issuance. At December 31, 1999, there were 111,627 options exercisable and the weighted average contractual life is 9.52 years. The weighted-average fair value of options granted during 1999 is $2.23.

Under a separate stock option program (the 1997 Program), the Company granted options to purchase 1,394,792 shares of common stock to certain directors and officers of the Company. Options totaling 717,396 issued to certain directors and officers under the 1997 Program were transferred to the 1994 Plan in 1998 when the shares reserved for issuance under the 1994 Plan were increased to 2,000,000. The remaining 677,396 options under the 1997 Program have an exercise price of $2.50, vest over a period of two years and have a contractual term of five years from the date of issuance. None of these options were exercised or forfeited during the years ended December 31, 1999 or 1998. At December 31, 1999, there are 677,396 options exercisable under the 1997 Program, and the weighted-average remaining contractual life of all outstanding options is 7.5 years. The weighted-average fair value of all options originally granted under the 1997 Program is $1.05.

The fair values of options granted in 1999, 1998 and 1997 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk free interest rates of
4.97 percent, 5.37 percent and 5.78 percent; volatility factors of the expected market price of the Company's common stock of
 .88, .57 and .55; and a weighted-average expected life of the option of 3.53, 3.90 and 2.96 years. The Company assumed a 0 percent dividend yield over the expected life of the options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

                        1999          1998         1997
                        ------------  ------------ --------------
Pro forma net loss      $(6,376,913)  $(2,192,258) $(28,701,314)
Pro forma net loss
per share                     (0.37)        (0.17)        (9.42)

5. EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 1996, the Company adopted the Vanguard Airlines, Inc. Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, the Company registered 200,000 shares of common stock for issuance to participating eligible employees. The Company withholds a specified amount (at least $20.00 per month and not to exceed 15 percent of compensation for that particular month) from the paychecks of participating eligible employees. The custodian of the Purchase Plan purchases common stock within five business days of the allocation of the participating employee's contribution. Any employee who has completed ninety (90) days of employment with the Company is eligible to participate in the Purchase Plan. Common stock is purchased by the employees from the Company at 85 percent of the fair market value of the common stock as determined on the last market trading day prior to the purchase date. Common stock purchased on the open market is paid 85 percent by the participating employee and 15 percent by the Company.

6. LINES OF CREDIT

On January 30, 1997, the Company entered into a bank line of credit (the Agreement) that permitted borrowings up to $2,275,000 with interest payable monthly at the prime rate published in THE WALL STREET JOURNAL. As of December 31, 1997, the Company had borrowed $1,900,000 under the Agreement. The prime rate was 8.50 percent at December 31, 1997. The Agreement matured on
January 30, 1998 and was subsequently paid off. The Agreement was guaranteed by certain stockholders of the Company (the Guarantors) for a period of up to two years.

On January 30, 1998, the Company entered into another bank line of credit agreement (the New Agreement) that permitted borrowings up to $1,900,000 with interest payable monthly at the prime rate published in THE WALL STREET JOURNAL. On January 30, 1998, the Company borrowed $1,900,000 under the terms of the New Agreement to repay amounts outstanding under the Agreement. The New Agreement was paid off in August 1998 with proceeds from the exercise of warrants discussed in NOTE 3. The New Agreement matured on January 30, 1999 and was not renewed. The New Agreement was also guaranteed by certain stockholders of the Company.

In connection with the execution of the Agreement and a related two-year guarantee, the Company agreed to issue the Guarantors warrants to purchase an aggregate of up to 455,000 shares of common stock at an exercise price of $5.00. Upon execution of the Agreement, the Company issued 182,000 warrants that vested immediately. Accordingly, effective January 30, 1997, the estimated fair value of the warrants issued of $1,100,000 was recorded as deferred debt issuance costs and was charged to expense over the term of the guarantee. The remaining warrants vested quarterly through July 1998 with the number dependent on the amount of borrowings against the line, as defined in the warrant agreement. In 1997 and 1998, the Company issued an additional 136,500 and 114,000 warrants, respectively. Accordingly, the estimated fair value of the additional warrants issued in 1997 and 1998, totaling $323,000 and $138,000, respectively; was recorded as deferred debt issuance costs and was charged to expense over the remaining term of the guarantee. Accumulated amortization related to the warrants totaled $1,477,552 at December 31, 1998. The warrants were fully amortized at December 31, 1999. Each warrant expires 10 years from the date of issuance. Warrants for purchase of 52,500 shares were terminated and warrants for purchase of 22,500 shares were forfeited in December 1997 as a result of the release of one of the stockholder's guarantee.

At December 31, 1999, in connection with guarantees of lines of credit that expired in 1995 and 1996, the Company had issued warrants to purchase an aggregate of up to 238,068 shares of common stock at a weighted-average exercise price of $22.30 per share. These warrants are fully vested and expire in varying amounts in 2005 and 2006.

7. NOTES PAYABLE TO RELATED PARTIES

During January and March 1998, the Company issued a total of $3,000,000 of unsecured 9.0 percent convertible demand notes payable to certain principal stockholders of the Company. The Company converted the unsecured demand notes plus accrued interest totaling $3,023,620 to Series A Convertible Preferred Stock, as described in NOTE 3. In addition, on March 20, 1998, the Company entered into a note exchange agreement whereby the principal stockholders holding notes payable totaling $9,467,741 exchanged their existing unsecured demand notes payable, and all accrued unpaid interest, for new unsecured convertible demand notes payable (the Convertible Notes). The remaining terms of the Convertible Notes were unchanged. In May 1998, the Company converted the Convertible Notes plus accrued interest totaling $10,564,887 to common stock at a rate of $2.50 per share, as described in NOTE 3.

The Company recorded related-party interest expense (excluding deferred debt issuance costs amortization) during 1998 and 1997 of approximately $332,000 and $762,000, respectively. No related party interest expense was incurred during 1999. There were no interest payments made to related parties in 1999, 1998 and 1997.

8. FINANCIAL INSTRUMENTS

In January 1997, a major stockholder of the Company agreed to establish a two-year $4,000,000 letter of credit facility in favor of the Company's credit card processor. As consideration for establishing the letter of credit, the Company agreed to issue up to 800,000 warrants to the major stockholders to purchase shares of the Company's common stock at an exercise price of $5.00. Upon execution of the letter of credit, the Company issued 320,000 warrants that vested immediately. Accordingly, in January 1997, the estimated fair value of the warrants issued of $1,900,000 was recorded in other assets and was charged to expense over the term of the facility. The remaining warrants vested quarterly through October 1998 according to the amount of exposure under such letter of credit, as defined in the agreement. In 1997 and 1998, the Company issued an additional 162,891 and 259,779 warrants, respectively. Accordingly, the estimated fair value of the additional warrants issued in 1997 and 1998, totaling
$592,000 and $332,000, respectively, was recorded as deferred debt issuance costs and was charged to expense over the remaining term of the guarantee. The warrants were fully amortized at December 31, 1998. Each warrant expires 10 years from the date of issuance. In addition, the Company granted the major stockholder a security interest in all credit card receivables processed by the Company's credit card processor. Warrants for purchase of 57,329 shares were forfeited in 1998 as a result of the credit card exposure being less than the amount of the letter of credit during certain vesting periods.

In May 1997, the Company completed an additional $2,000,000 guarantee facility in favor of the Company's credit card processor. This guarantee facility expired in May 1999 and was established by the same major stockholder of the Company. As consideration for establishing the guarantee, the Company agreed to issue up to 206,186 warrants to the major stockholder to purchase shares of the Company's common stock at an exercise price of $9.70 Upon execution of the guarantee, the Company issued 82,474 warrants that vested immediately. Accordingly, in May 1997, the estimated fair value of the warrants issued of $150,000 was recorded in other assets and was charged to expense over the term of the facility. The remaining warrants vested quarterly through November 1998 according to the amount of exposure under such letter of credit, as defined in the agreement. In 1997 and 1998, the Company issued an additional 41,237 and 82,474 warrants, respectively. Accordingly, the estimated fair value of the additional warrants issued in 1997 and the warrants issued in 1998 totaling $17,000 and $20,000, respectively, was recorded as deferred debt issuance costs. The warrants were fully amortized at December 31, 1998. Each warrant expires on January 18, 2004.

In January 1999, major stockholders of the Company agreed to renew the two-year $4,000,000 letter of credit facility in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 800,000 warrants to the major stockholders to purchase shares of the Company's common stock at an exercise price of $5.00. Upon execution of the letter of credit, the Company issued 160,000 warrants that vested immediately. Accordingly, in January 1999, the estimated fair value of the warrants issued of $238,000 was recorded in other assets and is being charged to expense over the term of the facility. The remaining warrants vest quarterly through October 2000 according to the amount of exposure under such letter of credit, as defined in the agreement. In 1999, the Company issued an additional 237,333 warrants. Accordingly, the estimated fair value of the additional warrants issued in 1999, totaling $708,000, was recorded as deferred debt issuance costs and is being changed to expense over the remaining term of the guarantee. Accumulated amortization related to the warrants totaled approximately $351,000 at December 31, 1999. Each warrant expires 10 years from the date of issuance.

9. INCOME TAXES

A reconciliation of the income tax benefit at the federal statutory rate to the provision (benefit) for income taxes to income (benefit) at the federal statutory rate of 34 percent is as follows:

                           YEAR ENDED DECEMBER 31
                           1999        1998         1997
                           ----------- -----------  -----------
Benefit at statutory rate $(1,750,477) $(502,839)   $(9,603,640)
State benefit, net of
federal benefit              (237,859)   (68,327)    (1,304,965)
Amortization of deferred
debt issuance costs           169,420  1,025,616        724,919
Meals and entertainment       142,291    103,329         72,944
Other                          59,629     (5,620)      (112,530)
Change in valuation
allowance                   1,616,996   (552,159)    10,223,272
                           ----------- -----------  -----------
                           $        -  $       -    $        -
                           ====================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

                            1999           1998
                            -------------  ---------------
Deferred tax assets:
Net operating loss
carryforwards               $23,651,021    $23,433,318
Accrued overhaul
maintenance                   5,760,591      4,181,202
Amortization of aircraft
leasehold costs                 794,462        616,186
Accrued vacation                248,078        189,778
Inventory reserve               117,000        168,870
Other                           148,656        243,320
                            -------------  ---------------
Total deferred tax assets    30,719,808      28,832,674

Valuation allowance         (26,601,106)    (24,984,110)
                            -------------  ---------------
                              4,118,702       3,848,564

Deferred tax liabilities:
Supplemental maintenance
deposits                      3,712,759      3,748,419
Prepaid insurance                30,507         25,478
Other                           375,436        74,667
                            -------------  ---------------
Total deferred tax
liabilities                   4,118,702      3,848,564
                            -------------  ---------------
                            $          -   $         -
                            =============  ==============

The Company has provided a valuation reserve of $26,601,106 and $24,984,110 as of December 31, 1999 and 1998, respectively, to fully reserve for net deferred tax assets in the same amounts due to the uncertainty of their future realization.

As of December 31, 1999, net operating loss carryforwards of approximately $60,643,643 are available to reduce income taxes of future years and will begin to expire in 2009, if unused. The Company made income tax payments of $60,000 for the year ended December 31, 1999. No income tax payments were made for the years ended December 31, 1998, and 1997.

10. LEASES

AIRCRAFT

From the date of inception through December 31, 1999, the Company has entered into operating lease agreements (collectively, the Lease Agreements) for fourteen Boeing 737-200 and two Boeing 737-300 Series aircraft requiring fixed monthly rental payments. Three Boeing 737-200 and two 737-300 aircraft were returned upon expiration of their respective lease terms in 1999 and 1997. The Company recorded rent expense for aircraft of approximately $14,186,000, $10,236,000 and $9,261,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

In addition, the Company is required to make supplemental payments to the aircraft lessors based on the number of cycles/flight hours, as defined by the Lease Agreements. Certain supplemental payments are recoverable from the lessor upon the performance of required engine, airframe, landing gear and auxiliary power unit overhauls. At December 31, 1999 and 1998, the Company has recorded approximately $9,520,000 and $9,611,000, respectively, in supplemental maintenance deposits recoverable from aircraft lessors.

The Lease Agreements require the Company to pay the entire cost of the initial overhauls, even though a portion of the cycles or flight hours were incurred prior to initiation of the Lease Agreements. Accordingly, at the inception of the lease, the Company accrued (as accrued maintenance) the portion of the estimated cost of the initial overhaul pertaining to cycles or flight hours incurred prior to inception of the lease. The amounts capitalized as aircraft leasehold costs totaled approximately $2,396,000 and $453,000 for the years ended December 31, 1999 and 1997, respectively. There was no overhaul component capitalized for the year ended December 31, 1998. The capitalized component is being amortized on the straight-line method over five to seven years, the estimated lease terms. Amortization totaled approximately $590,000, $423,000 and $405,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Lease Agreements have lease terms of five years and generally contain no option to extend the lease term. In December 1998, a lease extension agreement was modified to extend the lease term on one Boeing 737-200 aircraft through December 2000. In December 1999, one lease agreement was modified to extend its lease term through July 2000. Certain Boeing 737-200 Lease Agreements each have an option to purchase the aircraft at a value defined by the respective agreement.

OTHER

The Company leases facilities as well as office space for its corporate headquarters from local airport authorities. These operating leases have terms ranging from one month to five years. In addition, the Company leases certain aircraft engines, auxiliary power units, certain equipment and other office space. These operating leases have terms ranging from one to three years. Total rental expense for operating leases other than aircraft charged to operations for the years ended December 31, 1999, 1998 and 1997 was approximately $4,141,000, $3,306,000 and
$2,982,000, respectively.

Future minimum lease payments under all noncancelable operating leases (excluding supplemental payments) at December 31, 1999 were as follows:

2000                           16,926,029
2001                           13,260,385
2002                           11,624,688
2003                            7,769,160
2004                            3,698,250
Thereafter                             --
                               ------------
Total minimum lease payments   $53,278,512
                               ============

During 1999, the Company leased property and equipment under agreements accounted for as capital leases. The lease agreements expire at varying dates through December 2002 and contain options allowing the Company to purchase the property for a nominal amount.

Property and equipment at December 31, 1999 includes the following amounts for assets held under capital leases:

Other property and equipment    $707,613
Less accumulated amortization   (52,391)
                                -----------
Net assets held under capital
lease                           $655,222
                                ===========

Amortization of the property and equipment held under capital leases is computed by the straight-line method over the lesser of the life of the lease or estimated useful life of the asset and is included in depreciation expense. Future minimum payments under the capital leases are as follows at December 31, 1999:

Year ending December 31           Capital
                                  Leases
                                 ------------
2000                             $230,725
2001                              228,720
2002                              158,085
                                 ------------
Total minimum lease payments      617,530
Amounts representing interest      72,083
                                 ------------
                                  545,447
Less current portion              188,692
                                 ------------
                                 $356,755
                                 ===========


11. CONTINGENCIES

The Company is party to various legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     VANGUARD AIRLINES, INC.

                                      BALANCE AT              CHARGED TO
                                      BEGINNING    CHARGED TO   OTHER      DEDUCTIONS   BALANCE AT END
                                          OF       COSTS AND   ACCOUNTS-      --               OF
                                      PERIOD       EXPENSES    DESCRIBE     DESCRIBE       PERIOD
                                       ---------------------------------------------------------------
DESCRIPTION
-----------
YEAR ENDED DECEMBER 31, 1999:

Accrued Maintenance                    10,721,031   11,898,993   2,396,425(1) (10,245,704)(2) 14,770,745

Reserves and allowances deducted from
asset accounts:

Valuation reserve for deferred tax
assets:                               $24,984,110   $1,616,996   $        -     $      --    $26,601,106

YEAR ENDED DECEMBER 31, 1998:

Accrued Maintenance                     9,248,226   12,889,623            -   (11,416,818)(3) 10,721,031

Reserves and allowances deducted from
asset accounts:

Valuation reserve for deferred tax
assets:                               $25,536,269   $        -    $        -    $552,159(4)   $24,984,110

YEAR ENDED DECEMBER 31, 1997:

Accrued Maintenance                     7,231,638   12,018,705       453,000(1) (10,455,117)(3)  9,248,226

Reserves and allowances deducted from
asset accounts:

Valuation reserve for deferred tax
assets:                               $15,312,997  $10,223,272     $       -     $       -     $25,536,269

[FN]
(1) Non-cash aircraft leasehold costs capitalized in association with accrued maintenance at inception of lease.

(2) Reduction due to the performance of heavy maintenance, reduction due to the elimination of maintenance accruals associated with the return of aircraft, and reduction in maintenance accruals in conjunction with the write-off of the net book value of an impaired engine.

(3) Reduction due to the performance of maintenance.

(4) Reduction in valuation allowance due to utilization of net operating loss carryforward.

                         SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   VANGUARD AIRLINES, INC.



Dated:  March 30, 2000           By:
                                     /s/ Robert J. Spane
                                    ------------------------------
                                   Robert J. Spane
                                   Chairman of the Board, Chief
                                   Executive Officer
                                   and President

          We, the undersigned, directors and officers of Vanguard Airlines, Inc. (the "Company"), do hereby severally constitute and appoint Robert J. Spane, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

     Signature and Title                          Date
     ----------------------                      ------


     /s/ Robert J. Spane
    -----------------------                      March 30, 2000
     Robert J. Spane, Chairman of the Board,
     Chief Executive Officer and President
     (Principal Executive Officer and Principal
     Financial and Accounting Officer)


     /s/ Lee M. Gammill, Jr.
     -----------------------                     March 30, 2000
     Lee M. Gammill, Jr. Director


     /s/ Denis T. Rice
     -----------------------                     March 30, 2000
     Denis T. Rice, Director


     /s/ Leighton W. Smith
     -----------------------                     March 30, 2000
     Leighton W. Smith, Director