Form 10-Q
period 2000-03-31
VANGUARD AIRLINES INC \DE\
filed 2000-05-12
CIK 1000578

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q



(Mark One)


( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

     At March 31, 2000, there were 17,109,046 shares of Common
Stock, par value $0.001 per share, issued and outstanding.

PART I. - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                     VANGUARD AIRLINES, INC.
                         BALANCE SHEETS


                                  MARCH 31,       DECEMBER 31,
                                    2000             1999
                                -------------    ------------
ASSETS

Current assets:
 Cash and cash equivalents,
  including restricted cash
  of $302,723 at March 31, 2000 $4,595,590       $6,440,684
 Accounts receivable, less
  allowance of $96,000           2,632,408        1,295,515
 Inventories                     1,264,150        1,321,047
 Current portion of
  supplemental maintenance
  deposits                       5,829,802        5,351,279
 Prepaid expenses and other
  current assets                 2,093,233        1,835,125
                                ----------       ----------
Total current assets            16,415,183       16,243,650


Property and equipment, at cost:
 Aircraft improvements and
  leasehold costs                8,379,601        7,626,144
 Reservation system and
  communication equipment        1,804,783        1,804,783
 Aircraft engines and rotable
  inventory                      8,101,604        7,763,835
 Other property and equipment    4,961,737        4,777,339
                                ----------       ----------
                                23,247,725       21,972,101
 Less accumulated depreciation
  and amortization             (11,884,933)     (11,122,590)
                               ------------      ------------
                                11,362,792       10,849,511


Other assets:
 Supplemental maintenance
  deposits, less current
  portion                       4,228,280         4,168,617
 Deferred debt issuance costs     536,279           595,038
 Leased aircraft deposits       3,758,000         3,428,000
 Fuel and security deposits       708,780           708,030
 Other                          1,552,663         1,710,322
                                ----------       ----------
                               10,784,002        10,610,007
                               ----------        ----------

Total assets                  $38,561,977       $37,703,168
                              ===========       ===========

                           VANGUARD AIRLINES, INC.
                          BALANCE SHEETS (CONTINUED)


                                  MARCH 31,       DECEMBER 31,
                                    2000              1999
                                ------------      ------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

Current liabilities:
 Accounts payable               $  6,897,877      $  7,357,821
 Accrued expenses                  5,286,076         4,701,841
 Accrued maintenance              10,639,408        10,057,044
 Air traffic liability            15,823,427         8,649,452
 Current portion of capital
  lease obligations                  242,776           188,692
                                  ----------         ---------
Total current liabilities         38,889,564        30,954,850

Accrued maintenance, less
  current portion                  5,111,609         4,713,701
Capital lease obligations,
  less current portion               356,127           356,755

Commitments and contigencies

Stockholders' equity (deficit):
 Common stock, $.001 par value:
  Authorized shares - 200,000,000
  Issued and outstanding
   shares - 17,107,617                17,108            17,108
 Preferred stock, $.001 par value:
  Authorized shares -  2,000,000
  Issued and outstanding shares -
   302,362                               302               302
  Liquidation preference -
   $3,023,620
 Additional paid-in capital       78,099,912        77,979,912
 Accumulated deficit             (83,912,645)      (76,319,460)
                                ------------      ------------
Total stockholders' equity
 (deficit)                        (5,795,323)        1,677,862
                                ------------      ------------
Total liabilities and
 stockholders' equity
 (deficit)                     $ 38,561,977      $ 37,703,168
                                ===========       ===========


SEE ACCOMPANYING NOTES.


                                    VANGUARD AIRLINES, INC.
                                   STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                      ------------------
                                   2000             1999
                              ------------      -------------
Operating revenues:
 Passenger revenues           $ 26,686,476      $ 23,469,110
 Other                           1,755,952         1,437,906
                               -----------       -----------
Total operating revenues        28,442,428        24,907,016

Operating expenses:
 Flying operations               6,791,501         4,726,470
 Aircraft fuel                   8,122,394         2,886,569
 Maintenance                     6,260,761         5,093,549
 Passenger service               2,102,799         1,563,434
 Aircraft and traffic servicing  5,988,268         4,302,249
 Promotion and sales             4,979,586         4,332,172
 General and administrative        971,152           956,973
 Depreciation and amortization     762,343           931,692
                                -----------       -----------
 Total operating expenses       35,978,804        24,793,108
                                -----------       -----------

Operating income (loss)         (7,536,376)          113,908

Other income (expense):
 Deferred debt issuance cost
   amortization                   (178,759)         (113,198)
 Interest expense                  (13,732)              ---
 Interest income                   132,380           121,524
 Other                               3,302            (9,345)
                                -----------       -----------

Total other expense, net           (56,809)           (1,019)
                                -----------       -----------

Net income (loss) before
  income taxes                  (7,593,185)          112,889

Provision for income taxes             ---            71,500
                                -----------       ----------

Net income (loss)             $ (7,593,185)      $    41,389
                              =============      ===========

Net income (loss) per share:
 Basic                        $      (0.44)      $      0.00
                              ============       ===========

 Diluted                      $      (0.44)      $      0.00
                              ============       ===========

Weighted average shares used
 in per share computation:
  Basic                         17,107,617        17,077,256
                              ============       ===========

  Diluted                       17,107,617        19,090,592
                              ============       ===========

SEE ACCOMPANYING NOTES.

                           VANGUARD AIRLINES, INC.
                          STATEMENTS OF CASH FLOWS

                                     THREE MONTHS ENDED
                                           MARCH 31,
                                   -----------------------
                                    2000             1999
                                -------------    --------------

OPERATING ACTIVITIES
Net income (loss)               $ (7,593,185)    $     41,389
Adjustments to reconcile net
 income (loss) to net cash
 used in operating activities:
  Depreciation                       539,391          577,837
  Amortization                       222,952          353,855
  Compensation related to
   stock options                         ---            8,595
  Debt issuance cost
   amortization                      178,759          113,198
  Changes in operating assets
   and liabilities:
   Restricted cash                  (302,723)      (2,909,737)
   Accounts receivable            (1,336,893)        (760,167)
   Inventories                        56,897         (154,204)
   Prepaid expenses and other
    current assets                  (258,108)         (36,607)
   Supplemental maintenance
    deposits                        (538,186)        (478,897)
   Accounts payable                 (459,944)        (346,697)
   Accrued expenses                  584,235          159,730
   Accrued maintenance               440,724          135,408
   Air traffic liability           7,173,975        3,449,968
   Deposits and other               (173,091)      (1,040,597)
                                  ----------       ----------

Net cash used in operating
  activities                      (1,465,197)        (886,926)

INVESTING ACTIVITIES
Purchases of property and
 equipment                         (628,253)       (1,232,478)

FINANCING ACTIVITIES
Proceeds from exercise of
 stock options and warrants             ---             9,341
Payments on capital lease
  obligations                       (54,367)              ---
                                  ---------        ----------
Net cash provided by
 financing activities               (54,367)            9,341
                                  ----------       ----------
Net decrease in cash
 and cash equivalents            (2,147,817)       (2,110,063)
Cash and cash equivalents
 at beginning of period           6,440,684         7,417,048
                                  ----------       ----------
Cash and cash equivalents
 at end of period (1)           $ 4,292,867      $  5,306,985
                                ===========      ============


                       VANGUARD AIRLINES, INC.
                STATEMENTS OF CASH FLOWS (CONTINUED)


                                        THREE MONTHS ENDED
                                             MARCH 31,
                                             ---------
                                    2000              1999
                                 -------------   ---------------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Cash paid during the period
 for interest                    $      13,731   $           ---
                                 =============   ===============

SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Aircraft leasehold costs
 associated with accrued
 maintenance                     $     539,548   $      347,000
                                 =============   ==============
Capitalization of capital
 lease obligation                $    107,823    $          ---
                                 ============    ==============
Deferred debt issuance costs
 recorded in conjunction with
 warrants issued                 $    120,000    $      238,000
                                 ============    ==============
SEE ACCOMPANYING NOTES.

(1) Excludes restricted cash and cash equivalents of $302,723 and $2,909,737 at March 31, 2000 and 1999, respectively.

                         VANGUARD AIRLINES, INC.
      CONDENSED NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The financial statements of Vanguard Airlines, Inc. (the "Company") presented herein, without audit except for balance sheet information at December 31, 1999, have been properly prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-K as filed with the Securities and Exchange Commission on March 31, 2000.

  The balance sheet as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and 1999, and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
The Company continues to incur losses and generates negative cash flows from operations. In addition, the Company has a significant working capital deficit. The Company will require additional debt or equity financing in 2000. Two of the Company's principal stockholders have committed to invest up to $7,500,000.
However, there can be no assurance that the $7,500,000 will be sufficient to meet the Company's capital needs for 2000 or that future financings will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. EARNINGS PER SHARE

     For the three months ended March 31, 2000 and 1999, the computation of basic earnings per share was based on the weighted average number of outstanding common shares. For the three months ended March 31, 1999, the computation of diluted earnings per share was based on the weighted average number of shares and dilutive potential common shares. For the three months ended March 31, 2000 the computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share for the three months ended March 31, 2000, as their effect was antidilutive.

3. FINANCIAL INSTRUMENTS

     In January 1999, two principal stockholders of the Company agreed to renew the two-year $4,000,000 letter of credit in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 800,000 warrants to purchase shares of the Company's common stock at an exercise price of $5.00. Upon execution of the letters of credit, the Company issued 160,800 warrants that vested immediately. Accordingly, in January 1999, the estimated fair value of the warrants issued of $238,000 was recorded in other assets and is being charged to expense over the term of the facility. Through March 31, 2000 a total of 477,333 warrants have been issued under this agreement with a total fair value of $1,066,000 recorded in other assets. The remaining warrants vest quarterly through October 2000 according to the amount of exposure under such letter of credit, as defined in the agreement. In March 2000, the Company established a one-year
$8 million surety bond, which replaced the expired $2.0 million guaranty, as collateral to additionally secure the credit card processor. There were no warrants associated with the surety bond.

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

COMPANY

     The Company was incorporated on April 25, 1994 and operates as a low-fare, short- to medium-haul passenger airline that provides convenient scheduled jet service to attractive destinations in established markets in the United States. The Company's flight operations began on December 4, 1994. The Company currently operates fourteen leased Boeing 737-200 jet aircraft. The Company's current schedule provides an average of 100 daily weekday flights serving Kansas City, Atlanta, Buffalo/Niagara Falls, Chicago-Midway, Dallas/Fort Worth, Denver, Minneapolis/St. Paul, Pittsburgh and Myrtle Beach. The Company also provides limited charter services.

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

OVERVIEW

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1999

Selected Financial and Operational Data:

                                          THREE MONTHS ENDED MARCH 31,
                                          ---------------------------
                                                         $         PERCENT
                               2000          1999      CHANGE      CHANGE
                            -----------   -----------  -------     --------------
Revenue passengers carried  452,378       371,748       80,630       21.7 percent
Revenue passenger miles -
 RPMs (000s)                206,516       173,786       32,730       18.8 percent
Available seat miles -
 ASMs (000s)                345,863       252,391       93,472       37.0 percent
Load Factor                 59.7 percent  68.9 percent    (9.2)pts. (13.4) percent
Average Stage Length            457           467          (10)      (2.1) percent
Miles flown (000s)            2,882         2,086          796       38.2 percent
Block hours flown             9,547         6,993        2,554       36.5 percent
Passenger Yield             $     0.1292  $     0.1350  $   (0.0058) (4.3) percent
Total Revenue per ASM       $     0.0822  $     0.0987  $   (0.0165) (16.7) percent
Operating Expenses per ASM  $     0.1040  $     0.0982  $    0.0058   5.9  percent
Operating cost per blockhour  3,769         3,545          224        6.3 percent
Average fuel cost per gallon $    1.01    $     0.49    $    0.52   106.1 percent
Average size of fleet for
 period                          11.5           9.2          2.3     25.0 PERCENT

     Net loss for the first quarter 2000 was $7.6 million compared with net income of $41,000 for the first quarter 1999. Operating revenue increased $3.5 million for the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999, while operating expenses increased $11.2 million. Fuel costs increased $5.2 million, or 181 percent.

     Total operating revenues increased 14 percent from $24.9 million for the quarter ended March 31, 1999 to $28.4 million for the quarter ended March 31, 2000. Capacity increased 37 percent from 252,391 available seat miles for the quarter ended March 31, 1999 to 345,863 available seat miles for the quarter ended March 31, 2000. The number of passengers increased 22 percent from 371,748 in the quarter ended March 31, 1999 to 452,378 in the quarter ended
March 31, 2000. Load factor decreased from 69 percent for the quarter ended March 31, 1999 to 60 percent for the quarter ended March 31, 2000. This decrease was primarily the result of a 37 percent increase in the ASMs and only a 22 percent increase in the number of passengers in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

     Passenger revenue increased $3.2 million, or 14 percent, for the quarter ended March 31, 2000 compared with the quarter ended
March 31, 1999, while other revenue increased $0.3 million, or 22 percent, for the same period. Nonrefundable tickets are realized as "passenger revenue" when forfeited. Other revenues, in addition to mail, cargo and liquor sales, include fees generated as a result of service charges from passengers who change flight reservations. Subject to certain restrictions, a customer must pay a $75 service charge (increased from $50 in October 1999) to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. These service charges were $1.2 million (approximately
4 percent of total operating revenues) and $1.2 million
(approximately 4 percent of operating revenues) in the quarters ended March 31, 2000 and 1999, respectively.

     The Company's strategic plan to continue to improve its product includes the delivery of a reliable product with a number of amenities found on larger, better-known airlines that specifically cater to price-sensitive business travelers. Those amenities include assigned seating, refundable ticket option, greater legroom, fixed ticket pricing under the Road Warrior Registered
Trademark Program and reasonable frequencies between city pairs.
The Company, however, cannot predict future fare levels, which depend to a substantial extent on actions of competitors and the Company's ability to deliver a reliable product. When sale prices or other price changes have been made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share. The Company believes that the negative impact of entering new markets and the use of discounted fares should decrease as the Company increases its overall revenue base and improves upon its brand awareness.

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

                                        THREE MONTHS ENDED
                                        ------------------
                                           MARCH 31,
                                          ---------
                                     2000             1999
                                     ----             ----

                                PERCENT OF                        PERCENT OF
                                REVENUES        CENTS PER ASM     REVENUES        CENTS PER ASM
                                --------------  -------------     -------------   -------------
Total operating revenues        100.0 PERCENT      8.22 CENTS     100.0 PERCENT   9.87 CENTS
                                =============   =============     =============   =============
Operating expenses:
 Flying operations               23.9 PERCENT      1.96 CENTS      19.0 PERCENT   1.87 CENTS
 Aircraft fuel                   28.6              2.35            11.6           1.14
 Maintenance                     22.0              1.81            20.4           2.02
 Passenger service                7.4              0.61             6.3           0.62
 Aircraft and traffic servicing  21.0              1.73            17.3           1.70
 Promotion and sales             17.5              1.44            17.4           1.72
 General and administrative       3.4              0.28             3.8           0.38
 Depreciation and amortization    2.7              0.22             3.7           0.37
                                --------------  -------------     -------------   -------------
Total operating expenses        126.5             10.40            99.5           9.82
Total other expense, net         (0.20)           (0.02)            0.0           0.00
Income tax expense                0.0              0.00             0.3           0.03
                                --------------  -------------     -------------   -------------
Net income (loss)               (26.7) PERCENT    (2.20) CENTS      0.2 PERCENT   0.02 CENTS
                                =============   =============     =============   =============

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 44 percent from $4.7 million (approximately 19 percent of operating revenues) for the quarter ended March 31, 1999 to $6.8 million (approximately 24 percent of operating revenues) for the quarter ended March 31, 2000. The increase in flying operations expenses was primarily the result of an increase in pilot salaries and increased aircraft rent. Pilot salaries increased in anticipation of commencing revenue service with two additional aircraft in early and mid-March 2000. Pilots are typically hired three months prior to flight commencement in order to provide adequate time for training. Aircraft rent increased as a result of the addition of the Company's twelfth and thirteenth aircraft in March 2000.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft.
Aircraft fuel expenses increased 181 percent from $2.9 million (approximately 12 percent of operating revenues) for the quarter ended March 31, 1999 to $8.1 million (approximately 29 percent of operating revenues) for the quarter ended March 31, 2000. Higher fuel expense is directly related to an increase in cost per gallon in the quarter ended March 31, 2000 versus 1999. Average fuel cost per gallon (including taxes and into-plane costs) increased $0.52 or 106 percent from $0.49 in the quarter ended March 31, 1999 to $1.01 in the quarter ended March 31, 2000. A 38 percent increase in miles flown for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 resulted in the remaining increase in fuel costs. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 23 percent from $5.1 million (approximately 20 percent of operating revenues) for the quarter ended March 31, 1999 to $6.3 million (approximately 22 percent of operating revenues) for the quarter ended March 31, 2000. The increase in maintenance expense is due primarily to the 25 percent growth in the aircraft fleet size and the accompanying 37 percent increase in block hours flown. The total maintenance cost per block hour has decreased from $728 to $655, or a decrease of 10 percent. The decrease on a cost per block hour basis is primarily due to both economies of scale associated with a larger fleet size and improvements in component repair and overhaul costs derived from vendor agreements implemented in the second and fourth quarters of 1999.
The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents will vary and are based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred.

Maintenance expenses decreased on a cents per ASM basis from
2.02 cents for the quarter ended March 31, 1999 to 1.81 cents for the quarter ended March 31, 2000. This decrease in cents per ASM mainly resulted from spreading maintenance costs over a greater number of ASMs.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses increased 35 percent from $1.6 million (approximately 6 percent of operating revenues) for the quarter ended March 31, 1999 to $2.1 million (approximately 7 percent of operating revenues) for the quarter ended March 31, 2000. Flight attendant salaries and training increased in relation to increased capacity during the quarter. Delays in receiving new aircraft and an increase in the number of passengers flown resulted in higher inconvenienced passenger charges for the quarter ended March 31, 2000.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 39 percent from $4.3 million (approximately 17 percent of operating revenues) for the quarter ended March 31, 1999 to $6.0 million (approximately 21 percent of operating revenues) for the quarter ended March 31, 2000. The Company began employing its own underwing servicing Minneapolis/St. Paul during February 1999, and has realized significant savings. Since March of 1999, the Company has added service to Buffalo/Niagara Falls. Service to Cincinnati was added in April 1999 and stopped in March 2000 due to competitive pressures.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased 15 percent from $4.3 million (approximately 17 percent of operating revenues) in the quarter ended March 31, 1999 to $5.0 million (approximately 18 percent of operating revenues) in the quarter ended March 31, 2000. Credit card processing fees and advertising increased 16 percent, while commissions decreased 25 percent as a result of a reduction in commission rates from 8 percent to 5 percent in October 1999. The Company continues to rely on its direct advertising methods to attract its passengers, and therefore, continues to incur significant advertising expenses each month. The average promotion and sales cost per passenger decreased $0.64 or 6 percent from $11.65 in the quarter ended March 31, 1999 to $11.01 in the quarter ended March
31, 2000.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses increased 1 percent from $0.96 million (approximately 4 percent of operating revenues) in the quarter ended March 31, 1999 to $0.97 million (approximately 3 percent of operating revenues) in the quarter ended March 31, 2000.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses decreased 18 percent from $0.93 million (approximately 4 percent of operating revenues) in the quarter ended March 31, 1999 to $0.76 million (approximately 3 percent of operating revenues) in the quarter ended March 31, 2000. The decrease in depreciation expense is primarily the result of certain assets becoming fully depreciated.

     Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The
Company renewed its letter of credit securing the Company's credit card processor in January 1999. Under the arrangement, warrants vest quarterly in amounts dependent upon the Company's exposure under the letter of credit, as defined in the agreement. The warrant's estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. Increases in interest income for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 were offset by increases in amortization expense for the warrants described above.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from private sales of equity securities, proceeds from its initial public offering of Common Stock, proceeds from its public rights offering, exercise of warrants and the issuance of debt primarily to its principal stockholders. As of March 31, 2000, the Company has received net proceeds from the sale of its equity securities aggregating approximately $70.3 million. The Company's balance sheet reflected cash and cash equivalents of $4.6 million and a working capital deficit of $22.5 million as of March 31, 2000.

     In January 1999, two principal stockholders of the Company agreed to renew a two-year $4.0 million letter of credit facility to secure the Company's credit processor. In March 2000, the Company established a one-year $8 million surety bond, which replaced the expired $2.0 million guaranty, as collateral to additionally secure the credit card processor. As a result, approximately
$6 million was released by the Company's credit processor from a restricted cash account to the Company's operating account. At
March 31, 2000, the credit card exposure was more than $12 million and, consequently, the Company had $303,000 held as restricted cash. In 2000, to the extent that exposure exceeds
$12.0 million, the Company must deposit cash from ticket sales as collateral to secure the Company credit card processor. The
Company estimates that its credit card exposure will range between $10.0 and $13.0 million through the end of the third quarter when the balance should decline due to expected seasonality. Any cash utilized as collateral will be refunded by the credit card processor, on a daily basis, when the Company's exposure falls below the previously calculated exposure or $12.0 million.

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

     In November 1999, the Company entered into a letter of intent for the lease of six additional Boeing 737-200 jet aircraft. The Company accepted three of the six aircraft on March 4, 2000, March 21, 2000 and April 6, 2000, respectively.
The Company expects to accept the fourth of these six aircraft in May 2000. The Company must deposit with the lessor or establish a letter of credit in the aggregate amount of $330,000 for the remaining aircraft expected in December 2000 and February 2001.
As of May 1, 2000, the Company had placed deposits totaling
$660,000 with the lessor.

     The Company will require additional debt or equity financing in 2000. Two of the Company's principal stockholders have committed to invest up to $7,500,000. There can be no assurance that the $7,500,000 will be sufficient to meet the Company's capital needs for 2000. Our stockholders will likely experience significant dilution in connection with the anticipated financing. Failure to raise additional funds in the future could result in the Company significantly curtailing or ceasing operations. The Company's success in implementing actions designed to achieve long-term profitability and its ability to operate at profitable levels will determine if the Company will be able to raise additional capital. There can be no assurance that management can provide for the Company's necessary capital requirements or that principal stockholders will continue to provide financing.
Please see "Factors that May Affect Future Results of Operations" below.

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

     The Company's earnings are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10 percent increase in the average cost per gallon of fuel over the past twelve months. Based on actual fuel usage over the past twelve months, such an increase would have resulted in an increase to aircraft fuel expense of approximately $2.5 million over the past twelve months. Comparatively, based on projected fuel usage over the next twelve months, such an increase would result in an increase to aircraft fuel expense of approximately $3.2 million over the next twelve months. The increase in exposure to fuel price fluctuations in the next year is due to the Company's plan to increase its average aircraft fleet size and related gallons purchased.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994 and until 1997, the Company incurred significant losses from operations. In 1998, the Company recorded income from operations of $1.5 million and generated positive cash flow from operations of $6.0 million. In 1999, the Company recorded a loss from operations of $5.0 million and generated positive cash flow from operations of $3.3 million. As of March 31, 2000 the Company had an accumulated deficit of $83.9 million, a working capital deficit of $22.5 million and a stockholders' deficit of $5.8 million. The Company's limited operating history makes the prediction of future operating results difficult.
There can be no assurance that the Company will be able to consistently achieve profitable operations.

     AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES. The airline business is extremely capital intensive, including, but not limited to, lease payment obligations and related maintenance requirements for existing or additional aircraft. Historically, the Company's continued operations have been dependent upon equity and debt financings from its principal stockholders. There can be no assurance that the Company's principal stockholders will provide working capital for the Company's operations if the Company is unable to continue to generate positive cash flow from its operations. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     ABILITY TO CONTINUE AS A GOING CONCERN; EXPLANATORY
PARAGRAPH IN ACCOUNTANTS' REPORT. The report issued by the Company's independent auditors for the year ended December 31, 1999 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The report states that because of the Company's net losses and working capital deficit, the Company anticipates that additional debt or equity capital will be required to fund operations in 2000. The report further states that there can be no assurance as to the availability of further financing and that there is substantial doubt about the Company's ability to continue as a going concern. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft.
Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 28.6 percent of the Company's operating expenses for the quarter ended March 31, 2000. The cost of jet fuel has risen dramatically in the past twelve months. The Company's average cost per gallon for the past three years have been $0.74 per gallon in the year ended December 31, 1997, $0.58 per gallon in the year ended December
31, 1998, and $0.67 for the year ended December 31, 1999. The Company's average cost per gallon for the quarter ended March 31, 2000 was $1.01. Jet fuel costs are subject to wide fluctuations as a result of disruptions in supply or other international events. The Company cannot predict the effect on the future availability and cost of jet fuel. The Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel has resulted in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers. The Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply will also have a material adverse effect on the Company's business, financial condition and results of operations.

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

     LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of fourteen aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft fluctuates based on certain worldwide macroeconomic factors. There can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed.

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


      Signature and Title                              Date

\S\ ROBERT J. SPANE                                May 14, 2000
-------------------
Robert J. Spane, President and Chief Executive Officer and Chief Financial Officer
(Principal Accounting Officer)