Form 10-Q
period 2000-06-30
VANGUARD AIRLINES INC \DE\
filed 2000-08-11
CIK 1000578

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q



(Mark One)


( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED JUNE 30, 2000


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

     At June 30, 2000, there were 17,109,921 shares of
Common Stock, par value $0.001 per share, issued and outstanding.

PART I. - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                   VANGUARD AIRLINES, INC.
                  CONDENSED BALANCE SHEETS


                                JUNE 30,                    DECEMBER 31,
                                  2000                          1999
                                -----------                  -----------
                                (UNAUDITED)
ASSETS

Current assets:
 Cash and cash equivalents      $  235,266                     $ 6,440,684
 Accounts receivable, less
  allowance of $83,000
  and $96,000 at June 30, 2000
  and December 31, 1999,
  respectively                   2,083,647                       1,295,515
 Inventories                     1,224,793                       1,321,047
 Current portion of
  supplemental maintenance
  deposits                       6,477,090                       5,351,279
 Prepaid expenses and other
  current assets                 1,904,137                       1,835,125
                                ----------                     -----------
Total current assets            11,924,933                      16,243,650


Property and equipment,
 at cost:
 Aircraft improvements and
  leasehold costs                9,834,864                       7,626,144
 Reservation system and
  communication equipment        1,804,783                       1,804,783
 Aircraft engines and rotable
  inventory                      8,599,600                       7,763,835
 Other property and equipment    5,070,588                       4,777,339
                                 ---------                      ----------
                                25,309,835                      21,972,101
 Less accumulated depreciation
  and amortization             (12,778,000)                    (11,122,590)
                               -----------                      ----------
                                12,531,835                      10,849,511


Other assets:
 Supplemental maintenance
  deposits, less current
  portion                        5,337,597                       4,168,617
 Deferred debt issuance
  costs                            365,186                         595,038
 Leased aircraft deposits        4,088,000                       3,428,000
 Fuel and security deposits        700,518                         708,030
 Other                           2,331,995                       1,710,322
                                ----------                      ----------
                                12,823,296                      10,610,007
                                ----------                      ----------

Total assets                  $ 37,280,064                    $ 37,703,168
                              ============                     ===========

                    VANGUARD AIRLINES, INC.
              CONDENSED BALANCE SHEETS (CONTINUED)


                                 JUNE 30,                      DECEMBER 31,
                                   2000                            1999
                               ---------------                --------------
                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

Current liabilities:
 Notes Payable                 $ 1,000,000                   $          --
 Accounts payable                6,758,465                       7,357,821
 Accrued expenses                5,122,268                       4,701,841
 Accrued maintenance            13,507,601                      10,057,044
 Air traffic liability          13,772,973                       8,649,452
 Current portion of capital
  lease obligations                248,459                         188,692
                               -----------                    ------------
Total current liabilities       40,409,766                      30,954,850

Accrued maintenance, less
 current portion                 5,063,383                       4,713,701
Capital lease obligations,
 less current portion              291,773                         356,755

Commitments and contigencies

Stockholders' equity (deficit):
 Common stock, $.001 par value:
     Authorized shares - 100,000,000
     Issued and outstanding
      shares - 17,109,921           17,110                          17,108
 Preferred stock, $.001 par value:
     Authorized shares -  2,000,000
     Issued and outstanding
      shares - 302,362                 302                             302
  Liquidation preference-$3,023,620
 Additional paid-in capital     78,107,758                      77,979,912
 Accumulated deficit           (86,610,028)                    (76,319,460)
                               ------------                    ------------
Total stockholders' equity
 (deficit)                      (8,484,858)                      1,677,862
                               ------------                    ------------
Total liabilities and
 stockholders' equity (deficit) $37,280,064                    $37,703,168
                               ============                    ============

See accompanying notes.

                     VANGUARD AIRLINES, INC.
               CONDENSED STATEMENTS OF OPERATIONS

                      THREE MONTHS ENDED       SIX MONTHS ENDED
                         JUNE 30,                 JUNE 30,
                     -------------------     ------------------
                     2000         1999          2000             1999
                     ----         -----         -----            -----
                        (UNAUDITED)             (UNAUDITED)
Operating revenues:
 Passenger revenues $35,709,528   $ 31,500,022  $ 62,396,004     $ 54,969,132
 Other                1,938,201      2,095,798     3,694,153        3,533,704
                   ------------   ------------  ------------     ------------
Total operating
 revenues            37,647,729     33,595,820    66,090,157       58,502,836

Operating expenses:
 Flying operations    7,972,469      5,786,795    14,763,970       10,513,265
 Aircraft fuel        9,530,870      4,747,879    17,653,264        7,634,448
 Maintenance          8,095,014      6,966,239    14,355,775       12,059,788
 Passenger service    2,186,595      1,812,390     4,289,394        3,375,824
 Aircraft and traffic
  servicing           5,537,454      5,046,203    11,525,722        9,348,452
 Promotion and sales  4,717,658      5,190,419     9,697,244        9,522,591
 General and
  administrative      1,189,486        970,359     2,160,638        1,927,332
 Depreciation and
  amortization          893,067      1,079,789     1,655,410        2,011,481
                   ------------   ------------  ------------     ------------
Total operating
 expenses            40,122,613     31,600,073    76,101,417       56,393,181
                   ------------   ------------  ------------     ------------

Operating income
 (loss)              (2,474,884)     1,995,747   (10,011,260)       2,109,655

Other income (expense):
 Deferred debt
  issuance cost
  amortization         (175,093)      (46,179)     (353,852)         (159,377)
 Interest expense       (18,697)          ---       (32,429)              ---
 Interest income         40,833        87,428       173,213           208,952
 Other                  (69,542)      (33,953)      (66,240)          (43,298)
                   ------------   ------------  ------------     ------------
Total other income
 (expense), net        (222,499)        7,296      (279,308)            6,277
                   ------------   ------------  ------------     ------------
Income (loss)
 before taxes        (2,697,383)    2,003,043   (10,290,568)        2,115,932

Income tax expense          ---       (48,750)          ---          (120,250)
                   ------------   ------------  ------------     ------------

Net income (loss)  $ (2,697,383)  $ 1,954,293   $(10,290,568)    $  1,995,682
                   ============   ============  ============     ============

Net income (loss)
 per share:
     Basic         $     (0.16)   $     0.11    $     (0.60)     $      0.12
                   ============   ============  ============     ============

     Diluted       $     (0.16)   $     0.10    $     (0.60)      $     0.10
                   ============   ============  ============     ============

Weighted average
 shares used in
 per share
 computation:
     Basic          17,109,177     17,080,806    17,108,399       17,079,031
                   ============   ============  ============     ============

    Diluted         17,109,177     18,966,138    17,108,399       19,008,124
                   ============   ============  ============     ============

SEE ACCOMPANYING NOTES.

                       VANGUARD AIRLINES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS

                                       SIX MONTHS ENDED
                                           JUNE 30,
                                    --------------------
                                   2000           1999
                                ---------       ---------
                                         (UNAUDITED)
Net Cash provided by (used in)
 operating activities         $(5,629,258)     $3,063,806

INVESTING ACTIVITIES
Purchases of property and
 equipment                     (1,466,970)     (2,837,915)

FINANCING ACTIVITIES
Proceeds from issuance of notes
 payable to related parties     1,000,000            ---
Proceeds (payments) on capital
lease obligations               (113,038)           ---
Proceeds from exercise of
 stock options                      3,848         18,801
                                  --------      ---------
Net cash provided by financing
 activities                       890,810         18,801

Net increase in cash and
 cash equivalents              (6,205,418)        244,692
Cash and cash equivalents at
 beginning of period            6,440,684       7,417,048
                              ------------     ----------

Cash and cash equivalents at
 end of period                $   235,266      $7,661,740
                              ============     ===========

 SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period
 for interest                 $    27,248       $     ---
                              ============      ===========

SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Aircraft leasehold costs
 associated with accrued
 maintenance                  $ 1,762,941       $  850,000
                               ===========       ==========

Deferred debt issuance
 costs recorded in
 conjunction with warrants
 issued                        $   124,000       $  353,000
                               ===========       ==========
Property and equipment
 acquired through issuance
 of capital lease obligations  $   107,823       $      ---
                               ============      ===========


See accompanying notes.

                          VANGUARD AIRLINES, INC.
        NOTES TO  UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2000

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Vanguard Airlines, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 ofRegulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The balance sheet at December 31,1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur losses and generates negative cash flows from operations. In addition, the Company has a significant working capital deficit. The Company will require additional debt or equity financing during 2000. Two of the Company's principal stockholders have committed, but are not contractually bound, to invest up to $7.5 million in the Company. The Company has received a term sheet on a $4.0 million investment from two of its principal stockholders, provided, however, the transaction is subject to definitive negotiation and documentation. However, there can be no assurance that the Company will receive the additional $3.5 million investment.
These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Vanguard Airlines, Inc. annual report on Form 10-K for the year ended December 31, 1999.

2. EARNINGS PER SHARE

     The following table sets forth the computation of the adjusted weighted average shares and assumed conversions used in the calculation of diluted earnings per share for the three and six months ended June 30, 1999:

                   THREE-MONTHS ENDED       SIX-MONTHS ENDED
                          JUNE 30,                JUNE 30,
                   ----------------------   --------------------
                       2000          1999         2000         1999
                     -------        ------      -------       -------
NUMERATOR:

 Numerator for
  basic and diluted
  earnings per share
  -income (loss)
  available to common
  stockholders after
  assumed
  conversions        $(2,697,383)   $1,954,293  $(10,290,568) $1,995,682
                     ============   ==========  ============= ==========

DENOMINATOR:

 Denominator for
  basic earnings
  per share
  -weighted average
  shares              17,109,177    17,080,806    17,108,399  17,079,031
 Effect of dilutive
  securities:
   Employee stock
    options                  ---       666,161           ---     709,367
   Warrants                  ---         9,723           ---      10,278
   Convertible demand
    notes payable            ---           ---           ---         ---
   Convertible
    preferred stock          ---     1,209,448           ---   1,209,448
                      ----------    ----------    ----------  ----------
 Dilutive potential
  common shares              ---     1,885,332           ---   1,929,093
                      ----------    ----------    ----------  ----------
 Denominator for
  diluted earnings
  per share -adjusted
  weighted-average
  shares and assumed
  conversions         17,109,177    18,966,138    17,108,399  19,008,124
                      ==========    ==========    ==========  ==========


     For the three and six months ended June 30, 2000 and 1999, the computation of basic earnings per share was based on the weighted average number of outstanding common shares. For the three and six months ended June 30, 1999, the computation of diluted earnings per share was based on the weighted average number of shares and dilutive potential common shares. For the three and six months ended June
30, 2000 the computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share, as their effect was antidilutive.

3.      NOTE PAYABLE

     In June 2000, the Company entered into an unsecured demand note payable with a major stockholder of the Company with interest payable on demand at a rate of 10.5 percent. As of June
30, 2000, the outstanding balance was $1,000,000 plus accrued interest.

4.     FINANCIAL INSTRUMENTS

     In January 1999, two principal stockholders of the Company agreed to renew the two-year $4,000,000 letter of credit in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 800,000 warrants to purchase shares of the Company's common stock at an exercise price of $5.00. Upon execution of the letters of credit, the Company issued 160,800 warrants that vested immediately. Accordingly, in January 1999, the estimated fair value of the warrants issued of $238,000 was recorded in other assets and is being charged to expense over the term of the facility. Since January 1999, a total of 557,333 warrants have been issued under this agreement with a total fair value of $1,070,000 recorded in other assets. The remaining warrants vest quarterly through October 2000 according to the amount of exposure under such letter of credit, as defined in the agreement. In March 2000, the Company established a one-year $8 million surety bond, which replaced the expired $2.0 million guaranty, as collateral to additionally secure the credit card processor. There were no warrants associated with the surety bond.

5.  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT OF FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND INFORMATION THAT IS BASED ON MANAGEMENT'S BELIEFS AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE
NOT LIMITED TO, AVAILABILITY OF WORKING CAPITAL AND FUTURE FINANCING RESOURCES, GENERAL ECONOMIC CONDITIONS, THE COST OF JET FUEL, THE OCCURRENCE OF EVENTS INVOLVING OTHER LOW-FARE CARRIERS, POTENTIAL CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND ACTIONS TAKEN BY OTHER AIRLINES PARTICULARLY WITH RESPECT TO SCHEDULING AND PRICE IN THE COMPANY'S CURRENT OR FUTURE ROUTES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

Results of Operations

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 1999

Selected Financial and Operational Data:

                                    THREE MONTHS ENDED JUNE 30,
                                    ---------------------------
                                                                        PERCENT
                            2000            1999            CHANGE       CHANGE
                           -----            ----            ------       ------
Revenue passengers carried 563,050         500,033          63,017        12.6 percent
Revenue passenger miles -
 RPMs (000s)               271,553         222,668          48,885        22.0 percent
Available seat miles -
 ASMs (000s)               441,356         315,532         125,824        39.9 percent
Load Factor                   61.5 percent    70.6 percent   (9.1) pts. (12.9) percent
Departures                   7,712           6,040           1,672        27.7 percent
Average stage length           482             445              37        8.3 percent
Miles flown (000s)           3,678           2,608           1,070        41.0 percent
Block hours flown           11,891           8,730           3,161        36.2 percent
Passenger Yield          $  0.1315        $ 0.1415        $(0.0100)       (7.1) percent
Total Revenue per ASM    $  0.0853        $ 0.1065        $(0.0212)      (19.9) percent
Operating Expenses
 per ASM                 $  0.0909        $ 0.1001        $(0.0092)       (9.2) percent
Operating cost
 per blockhour               3,374           3,620            (246)       (6.8) percent
Average fuel cost
 per gallon              $    0.95        $   0.63        $   0.32        50.8 percent
Average size of fleet
 for period                   14.7           10.8             3.9         36.1 percent

     Net loss for the second quarter 2000 was $2.7 million compared with net income of $2.0 million for the second quarter 1999. Operating revenue increased $4.1 million for the quarter ended June 30, 2000 compared with the quarter ended June 30, 1999, while operating expenses increased $8.5 million. Fuel costs increased $4.8 million, or 101 percent.

     Total operating revenues increased 12 percent from $33.6 million for the quarter ended June 30, 1999 to $37.6 million for the quarter ended June 30, 2000.
Capacity increased 40 percent from 315,532,000 available seat miles for the quarter ended June 30, 1999 to 441,356,000 available seat miles for the quarter ended
June 30, 2000. The number of passengers increased 13 percent from 500,033 in the quarter ended June 30, 1999 to 563,050 in the quarter ended June 30, 2000. Load factor decreased from 71 percent for the quarter ended June 30, 1999 to 62 percent for the quarter ended
June 30, 2000. This decrease was primarily the result of a 40 percent increase in the ASMs and only a 13 percent increase in the number of passengers in the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

     Passenger revenue increased $4.2 million, or 13 percent, for the quarter ended June 30, 2000 compared with the quarter ended June 30, 1999 as a result of the factors discussed in the previous paragraph. Other revenue decreased $0.2 million, or 8 percent, for the same period. Nonrefundable tickets are realized as "passenger revenue" when forfeited. Other revenues, in addition to mail, cargo and liquor sales, include fees generated as a result of service charges from passengers who change flight reservations. Subject to certain restrictions, a customer must pay a $50 service charge ($75 from in October 1999 to June 15, 2000) to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. These service charges were $1.4 million (approximately 4 percent of total operating revenues) and $1.7 million (approximately 5 percent of operating revenues) in the quarters ended June 30, 2000 and 1999, respectively.

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

                                        THREE MONTHS ENDED
                                        ------------------
                                            JUNE 30,
                                            --------
                                     2000                         1999
                                    ------                        -----

                            PERCENT OF      CENTS       PERCENT OF      CENTS
                            ----------       ----       ----------       ----
                            REVENUES       PER ASM      REVENUES       PER ASM
                            ----------     -------      ----------     -------

Total operating revenues    100.0 PERCENT   8.53 CENTS  100.0 PERCENT  10.65 CENTS
                            =============  ===========  =============  ===========
Operating expenses:
 Flying operations           21.2 percent   1.81 cents   17.2 percent   1.83 cents
 Aircraft fuel               25.3           2.16         14.1           1.51
 Maintenance                 21.5           1.83         20.7           2.21
 Passenger service            5.8           0.50          5.4           0.57
 Aircraft and traffic
  servicing                  14.7           1.25         15.0           1.60
 Promotion and sales         12.5           1.07         15.5           1.64
 General and administrative   3.2           0.27          2.9           0.31
 Depreciation and
  amortization                2.4           0.20          3.2           0.34
                            -------------  -----------  -------------  -----------
Total operating expenses    106.6           9.09         94.0          10.01
Total other expense, net      0.6           0.05          0.0           0.00
Income tax expense            0.0           0.00          0.2           0.02
                            -------------  -----------  -------------  -----------
Net income (loss)            (7.2) PERCENT (0.61) CENTS   5.8 PERCENT   0.62 CENTS
                            =============  ===========  =============  ===========

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 38 percent from $5.8 million (approximately 17 percent of operating revenues) for the quarter ended June
30, 1999 to $8.0 million (approximately 21 percent of operating revenues) for the quarter ended June 30, 2000.
The increase in flying operations expenses was primarily the result of an increase in the average number of aircraft to 14.7 from 10.8, or 35.4 percent. Pilot salaries also increased as a result ofhiring for additional flight crews. Approximately three months of salary costs are incurred while pilots attend training classes before new aircraft are placed in service. In May 1999, our pilots voted to be represented by an independent union, the Vanguard Airlines Pilots Association. The first bargaining agreement for the pilots, which has a four year term, was ratified and made effective in June 2000.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft.
Aircraft fuel expenses increased 101 percent from $4.7 million (approximately 14 percent of operating revenues) for the quarter ended June 30, 1999 to $9.5 million
(approximately 25 percent of operating revenues) for the quarter ended June 30, 2000. Higher fuel expense is directly related to an increase in cost per gallon in the quarter ended
June 30, 2000 versus 1999.  Average fuel cost per gallon
(including taxes and into-plane costs) increased $0.32 or 50 percent from $0.63 in the quarter ended June 30, 1999 to $0.95 in the quarter ended June 30, 2000, causing fuel costs to be a significantly higher percentage of operating revenues for the quarter ended June 30, 2000. A 41 percent increase in miles flown for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 accounted for the remaining increase in fuel costs. The
Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 16 percent from $7.0 million (approximately 21 percent of operating revenues) for the quarter ended June 30, 1999 to $8.1 million (approximately 22 percent of operating revenues) for the quarter ended June 30, 2000. The increase in maintenance expense is due primarily to the 25 percent growth in the aircraft fleet size and the accompanying 36 percent increase in block hours flown. The total maintenance cost per block hour has decreased from $798 to $681, or a decrease of 15 percent. The decrease on a cost per block hour basis is primarily due to receipt of a settlement for parts lost in 1998 at an engine repair facility, economies of scale associated with a larger fleet size, improvements in component repair and overhaul costs derived from vendor agreements implemented in June and October of 1999, and various engine maintenance costs not incurred in this quarter as compared to the same quarter last year. The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents will vary and are based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses decreased on a cents per ASM basis from 2.21 cents for the quarter ended June 30, 1999 to 1.83 cents for the quarter ended June 30, 2000. This decrease in cents per ASM mainly resulted from spreading maintenance costs over a greater number of ASMs.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses increased 21 percent from $1.8 million (approximately 5 percent of operating revenues) for the quarter ended June
30, 1999 to $2.2 million (approximately 6 percent of operating revenues) for the quarter ended June 30, 2000.
Flight attendant salaries and overnight costs increased in relation to increased capacity during the quarter. Those costs were partially offset by lower ($0.19 per passenger) inconvenienced passenger expense.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 10 percent from $5.0 million (approximately 15 percent of operating revenues) for the quarter ended June
30, 1999 to $5.5 million (approximately 15 percent of operating revenues) for the quarter ended June 30, 2000.
The Company realized significant savings during the quarter as a result of obtaining signatory status at Chicago-Midway and receiving a one-time retroactive rebate for overpayment of landing fees for 1998 and 1999.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservationists, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses decreased 9 percent from $5.2 million (approximately 16 percent of operating revenues) in the quarter ended June 30, 1999 to $4.7 million (approximately 13 percent of operating revenues) in the quarter ended June 30, 2000. Travel agency commissions decreased 46 percent as a result of a reduction in commission rates from 8 percent to 5 percent in October 1999.
The Company began selling tickets through its website in November 1999 and currently averages approximately 30 percent of its sales through the internet. This strategic move has reduced reservation personnel and costs for booking passengers. Direct advertising increased $0.2 million, or 11 percent.
The average promotion and sales
cost per passenger decreased $2.00 or 19 percent from $10.38 in the quarter ended June 30, 1999 to $8.38 in the quarter ended June 30, 2000.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses increased 23 percent from $1.0 million (approximately 3 percent of operating revenues) in the quarter ended June 30, 1999 to $1.2 million (approximately 3 percent of operating revenues) in the quarter ended June 30, 2000. Higher professional fees as well as higher franchise and property taxes contributed to this increase.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses decreased 17 percent from $1.1 million (approximately 3 percent of operating revenues) in the quarter ended June
30, 1999 to $0.9 million (approximately 2 percent of operating revenues) in the quarter ended June 30, 2000. The decrease in depreciation expense is primarily the result of certain assets becoming fully depreciated.

     Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The Company renewed its letter of credit securing the Company's credit card processor in January 1999. Under the arrangement, warrants were issued which vest quarterly in amounts dependent upon the Company's exposure under the letter of credit, as defined in the agreement. The warrants' estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. Increased amortization of the debt issuance cost in the quarter ended June 30, 2000 is the principle reason for the increase in other expense. Due to the Company's reduced cash position in 2000, interest income decreased for the quarter ended
June 30, 2000 compared to the quarter ended June
30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1999

Selected Financial and Operational Data:

                              SIX MONTHS ENDED JUNE 30,
                              -------------------------
                                                                         percent
                            2000              1999            CHANGE       CHANGE
                           ----------        -------          -------     --------
Revenue passengers carried  1,015,428         871,781         143,647         16.5 percent
Revenue passenger miles -
 RPMs (000s)                  478,069         396,454          81,615         20.6 percent
Available seat miles -
 ASMs (000s)                  787,219         567,922         219,297         38.6 percent
Load Factor                      60.7 percent    69.8 percent    (9.1) pts.  (13.0) percent
Departures                     14,182          10,670           3,512         32.9 percent
Average stage length              471             455              16          3.5 percent
Miles flown (000s)              6,560           4,694           1,866         39.8 percent
Block hours flown              21,438          15,723           5,715         36.3 percent
Passenger Yield               $0.1305         $0.1387        $(0.0082)        (5.9) percent
Total Revenue per ASM         $0.0840         $0.1030        $(0.0190)       (18.4) percent
Operating Expenses per ASM    $0.0967         $0.0993        $(0.0026)        (2.6) percent
Operating cost per blockhour    3,550           3,587             (37)        (1.0) percent
Average fuel cost per gallon   $ 0.98         $  0.57        $   0.41         71.9 percent
Average size of fleet for
 period                          13.1            10.0             3.1         31.0 percent

     The net loss for the six months June 30, 2000 was $10.3 million compared with net income of $2.0 million for the six months ended June 30, 1999. Operating revenue increased $7.6 million for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, while operating expenses increased $19.7 million. Fuel costs increased $10.0 million, or 131 percent.

     Total operating revenues increased 13 percent from $58.5 million for the six months ended June 30, 1999 to $66.1 million for the six months ended June 30, 2000. Capacity increased 39 percent from 567,922,000 available seat miles for the six months ended June 30, 1999 to 787,219,000 available seat miles for the six months ended June 30, 2000. The number of passengers increased 16 percent from 871,781 in the six months ended June 30, 1999 to 1,015,428 in the six months ended June 30, 2000.
Load factor decreased from 70 percent for the six months ended June 30, 1999 to 61 percent for the six months ended June 30, 2000. This decrease was primarily the result of a 39 percent increase in the ASMs and only a 16 percent increase in the number of passengers in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     Passenger revenue increased $7.4 million, or 14 percent, for the six months ended June 30, 2000 compared with the six months ended June 30, 1999 as a result of the factors discussed in the previous paragraph. Other revenue increased $0.2 million, or 5 percent, for the same period. Nonrefundable tickets are realized as "passenger revenue" when forfeited. Other revenues, in addition to mail, cargo and liquor sales, include fees generated as a result of service charges from passengers who change flight reservations. Subject to certain restrictions, a customer must pay a $50 service charge ($75 from October 1999 to June 15, 2000) to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. These service charges were $2.6 million (approximately 4 percent of total operating revenues) and $2.7 million (approximately 5 percent of operating revenues) in the six months ended June 30, 2000 and 1999, respectively.

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

                                        SIX MONTHS ENDED
                                        ----------------
                                           JUNE 30,
                                            -------
                                     2000                        1999
                                     ----                        ----
                            PERCENT OF      CENTS       PERCENT OF      CENTS
                            ----------       ----       ----------       ----
                            REVENUES       PER ASM      REVENUES       PER ASM
                            ----------     -------      ----------     -------
Total operating revenues    100.0 PERCENT   8.40 CENTS  100.0 PERCENT  10.30 CENTS
                            =============  ===========  =============  ===========
Operating expenses:
 Flying operations           22.3 percent   1.88 cents   18.0 percent   1.85 cents
 Aircraft fuel               26.7           2.24         13.0           1.34
 Maintenance                 21.7           1.82         20.6           2.12
 Passenger service            6.5           0.55          5.8           0.60
 Aircraft and traffic
  servicing                  17.5           1.47         16.0           1.65
 Promotion and sales         14.7           1.23         16.3           1.68
 General and administrative   3.3           0.27          3.3           0.34
 Depreciation and
  amortization                2.5           0.21          3.4           0.35
                            -------------  -----------  ------------  ------------
Total operating expenses    115.2           9.67         96.4           9.93
Total other expense, net      0.4           0.04          0.0           0.00
Income tax expense            0.0           0.00          0.2           0.02
                            -------------  -----------  ------------  ------------
Net income (loss)           (15.6) PERCENT (1.31) CENTS   3.4 PERCENT   0.35 CENTS
                            =============  ===========  =============  ===========

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 40 percent from $10.5 million (approximately 18 percent of operating revenues) for the six months ended June 30, 1999 to

$14.8 million (approximately 22 percent of operating revenues) for the six months ended June 30, 2000. The increase in flying operations expenses was primarily the result of an increase in aircraft rent as well as increased pilot salaries. Aircraft rent increased as a result of four additional aircraft in March, April and May of 2000. Pilot salaries increased as a result of hiring for additional flight crews. Typically, three months of salary costs are incurred while pilots attend training classes before new aircraft are placed in service. The Company and the Vanguard Airlines Pilots Association (VAPA) entered into a four-year agreement, effective June 1, 2000.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses increased 131 percent from $7.6 million (approximately 13 percent of operating revenues) for the six months ended June 30, 1999 to $17.7 million (approximately 27 percent of operating revenues) for the six months ended June 30, 2000. Higher fuel expense is directly related to an increase in cost per gallon in the six months ended June 30, 2000 versus 1999. Average fuel cost per gallon (including taxes and into-plane costs) increased $0.41 or 72 percent from $0.57 in the six months ended June 30, 1999 to $0.98 in the six months ended June 30, 2000, causing fuel costs to be a significantly higher percentage of operating revenues for the six months ended June 30, 2000. A 40 percent increase in miles flown for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 accounted for the remaining increase in fuel costs. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 19 percent from $12.1 million (approximately 21 percent of operating revenues) for the six months ended June 30, 1999 to $14.4 million (approximately 22 percent of operating revenues) for the six months ended June 30, 2000. The increase in maintenance expense is due primarily to the 31 percent growth in the aircraft fleet size and the accompanying 36 percent increase in block hours flown. The total maintenance cost per block hour has decreased from $767 to $670, or a decrease of 13 percent. The decrease on a cost per block hour basis is primarily due to both economies of scale associated with a larger fleet size and improvements in component repair and overhaul costs derived from vendor agreements implemented in the June and October of 1999. The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents will vary and are based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses decreased on a cents per ASM basis from 2.12 cents for the six months ended June 30, 1999 to 1.82 cents for the six months ended June 30, 2000. This decrease in cents per ASM mainly resulted from spreading maintenance costs over a greater number of ASMs.

     Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses increased 27 percent from $3.4 million (approximately 6 percent of operating revenues) for the six months ended June 30, 1999 to $4.3 million (approximately 7 percent of operating revenues) for the six months ended June 30, 2000. Flight attendant salaries and overnight costs increased in relation to increased capacity during the six months. Delays in receiving new aircraft and an increase in the number of passengers flown resulted in higher inconvenienced passenger charges for the six months ended June 30, 2000.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 23 percent from $9.3 million (approximately 16 percent of operating revenues) for the six months ended June 30, 1999 to $11.5 million (approximately 18 percent of operating revenues) for the six months ended June 30, 2000. The Company added service to Buffalo/Niagara Falls in July 1999. Service to Cincinnati was added in April 1999 and stopped in March 2000 due to competitive pressures. The Company realized significant savings during the period as a result of being recognized as a signatory lessor at Chicago/Midway including a retroactive rebate.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses increased 2 percent from $9.5 million (approximately 16 percent of operating revenues) in the six months ended June 30, 1999 to $9.7 million

(approximately 15 percent of operating revenues) in the six months ended June 30, 2000. Higher credit card processing fees, advertising costs, and telecommunications costs more than offset savings in reservation salaries due to increased Internet orders and in commissions due to a 3 point or 38 percent reduction in commission rates effective October 1999. The average promotion and sales cost per passenger decreased $1.37 or 13 percent from $10.92 in the six months ended June 30, 1999 to $9.55 in the six months ended June 30, 2000.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses increased 12 percent from $1.9 million (approximately 3 percent of operating revenues) in the six months ended June 30, 1999 to $2.2 million (approximately 3 percent of operating revenues) in the six months ended June 30, 2000. Higher professional fees accounted for the increase.


     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses decreased 18 percent from $2.0 million (approximately 3 percent of operating revenues) in the six months ended June 30, 1999 to $1.7 million (approximately 3 percent of operating revenues) in the six months ended June 30, 2000. The decrease in depreciation expense is primarily the result of certain assets becoming fully depreciated.

     Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The Company renewed its letter of credit securing the Company's credit card processor in January 1999. Under the arrangement, warrants were issued which vest quarterly in amounts dependent upon the Company's exposure under the letter of credit, as defined in the agreement. The warrants' estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. Increased amortization of the debt issuance cost in the quarter ended June 30, 2000 is the principle reason for the increase in other expense. Due to the Company's reduced cash position in 2000, interest income decreased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 and interest expense increased.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations were $5.7 million for the six-month period ending June 30, 2000, as compared to $3.1 million of positive operational cash flows provided in the comparable period of 1999. Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from sales of its equity securities and the issuance of debt primarily to its principal stockholders. As of June 30, 2000, the Company has received net proceeds from the sale of its equity securities aggregating approximately $70.3 million. The Company's balance sheet reflected cash and cash equivalents of $0.2 million and a working capital deficit of $28.5 million as of June 30, 2000.

     In January 1999, two principal stockholders of the Company agreed to renew a two-year $4.0 million letter of credit facility to secure the Company's credit card processor. In March 2000, the Company established a one-year $8 million surety bond, which replaced the expired $2.0 million guaranty, as collateral to additionally secure the credit card processor. As a result, approximately $6.0 million was released by the Company's credit processor from a restricted cash account to the Company's operating account. At June 30, 2000, the credit card exposure was less than $12.0 million and, consequently, the Company had no funds held as restricted cash. In 2000, to the extent that exposure exceeds $12.0 million, the Company must deposit cash from ticket sales as collateral to secure the Company's credit card processor. The Company estimates that its credit card exposure will range between $10.0 million and $13.0 million through the end of the third quarter when the balance should decline due to expected seasonality. Any cash utilized as collateral will be refunded by the credit card processor, on a daily basis, when the Company's exposure falls below the previously calculated exposure or $12.0 million. The Company must replace the $4.0 million letter of credit and renew the $8.0 million surety bond in January and March 2001, respectively, or secure the credit card processor with available cash on hand.
The failure to replace or renew these facilities will have a material adverse effect on the Company's financial condition.

     The Company estimates that scheduled heavy maintenance of its existing aircraft fleet through June 2001 will cost $13.0 million, of which $4.0 million will be funded from existing supplemental rent payments recoverable from aircraft lessors.
In addition, the Company expects to expend approximately $4.5 million on various capital expenditures in the next year, which are primarily related to improvements for existing aircraft, increased aircraft parts inventory levels, additional heavy ground equipment and improvements to its inhouse computer systems.

     In November 1999, the Company entered into a letter of intent for the lease of six additional Boeing 737-200 jet aircraft. The Company accepted four of the six aircraft during the first and second quarters of 2000. The agreement to lease the two additonal aircraft has been terminated the Company anticipates that deposits previously placed on these aircraft will be applied to the lessor's other four aircraft as additional security deposits.

     The Company will require additional debt or equity financing in 2000. Two of the Company's principal stockholders have committed, but are not contractually bound, to invest up to $7,500,000 in the Company. The Company has received a term sheet on a $4 million investment from two of its principal stockholders, provided, however, the transaction is subject to definitive negotiation and documentation. As of August 1, 2000 the Company has received $2.0 million of the $4 million in the form of demand notes, which the Company intends to convert to equity in accordance with the agreed upon terms. There can be no assurance that the $4 million will be sufficient to meet the Company's capital needs for 2000 or that the Company will receive the additional $3.5 million in financing. The
Company's stockholders will likely experience significant dilution in connection with the anticipated financing. Failure to raise additional funds in the future could result in the Company significantly curtailing or ceasing operations. The Company's success in implementing actions designed to achieve long-term profitability and its ability to operate at profitable levels will determine if the Company will be able to raise additional capital. There can be no assurance that management can provide for the Company's necessary capital requirements or that principal stockholders will continue to provide financing. Please see "Factors that May Affect Future Results of Operations" below.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception on April 25, 1994 and until 1997, the Company incurred significant losses from operations. In 1998, the Company recorded income from operations of $1.5 million and generated positive cash flow from operations of $6.0 million. In 1999, the Company recorded a loss from operations of $5.0 million and generated positive cash flow from operations of $3.3 million. For the first six months of 2000, the Company recorded a net loss of $10.3 million and incurred negative cash flow of $6.2 million. As of June
30, 2000 the Company had an accumulated deficit of $86.6 million, a working capital deficit of $28.5 million and a stockholders' deficit of $8.5 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company will be able to consistently achieve profitable operations.

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

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft.
Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 25 percent of the Company's operating expenses for the quarter ended June 30, 2000. The cost of jet fuel has risen dramatically in the past twelve months. The Company's average cost per gallon for the past three years have been $0.74 per gallon in the year ended December 31, 1997, $0.58 per gallon in the year ended December 31, 1998, and $0.67 for the year ended December 31, 1999. The Company's average cost per gallon for the quarter ended June 30, 2000 was $0.95. Jet fuel costs are subject to wide fluctuations as a result of disruptions in supply or other international events. The Company cannot predict the effect on the future availability and cost of jet fuel. The
Boeing 737-200 jet aircraft is relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel has resulted in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors who have, on average, newer and thus more fuel-efficient aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time. Therefore, an increase in the cost of jet fuel will be immediately passed through to the Company by suppliers. The
Company has experienced reduced margins at times when the Company has been unable to increase fares to compensate for such higher fuel costs. Even at times when the Company is able to raise selected fares, the Company has experienced reduced margins on sales prior to such fare increases. In addition to increases in fuel prices, a shortage of supply would will also have a material adverse effect on the Company's business, financial condition and results of operations.

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

     IMPACT OF CONTINUED NASDAQ LISTING ON MARKETABILITY OF COMMON STOCK. The Company's Common Stock currently is quoted on the Nasdaq SmallCap Market. The National Association of Securities Dealers, Inc. ("NASD") has rules that establish criteria for the continued listing of the Common Stock on the Nasdaq SmallCap Market. Under these rules, the Company must meet certain financial qualifications for continued listing on the Nasdaq SmallCap Market. In addition to other requirements, the Company must meet net tangible assets of $2.0 million; market capitalization of $35.0 million; or net income of $500,000 (in the latest fiscal year or two of the last three fiscal years). The Company currently does not meet any of these requirements. While the Company intends to take steps to avoid the removal of the Common Stock from the Nasdaq SmallCap Market, including the raising of additional capital, there can be no assurance that such steps will be successful. If the Company's Common Stock does not continue to be listed on the Nasdaq SmallCap Market, trading in the Common Stock will be conducted on the OTC Bulletin Board. Removal from the Nasdaq SmallCap Market may have a negative impact on the price or volume of trading of the Company's Common Stock.

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

     LIMITED NUMBER OF AIRCRAFT; AIRCRAFT ACQUISITIONS. The Company's fleet consists of fourteen aircraft and if one or more of its aircraft were not in service, the Company would experience a proportionally greater loss of capacity than would be the case for an airline utilizing a larger fleet. Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial performance. The market for leased aircraft fluctuates based on certain worldwide macroeconomic factors. There can be no assurance that the Company will be able to lease additional aircraft on satisfactory terms or at the times needed. The Company's ability to lease additional aircraft will likely be dependent on the Company's ability to raise additional capital or achieve profitable operations.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       The Company held its Annual Meeting of Stockholders on May 24, 2000, at which stockholders re-elected one director, elected to decrease the number of shares of common stock the Company shall have the authority to issue, elected to approve the Company's 2000 Stock Option Plan and ratified the appointment of the accounting firm of Ernst & Young LLP, as the Company's independent auditors for 2000.

       Results of the voting in connection with each issure were as follows:

        Election of Director Lee M. Gammill, Jr.

       For            11,578,177
       Against                 0
       Abstain            27,434

       Election to decrease the number of authorized shares of Ccommon Sstock to 100,000,000

       In favor       11,588,740
       Against            11,391
       Abstain             5,480

       Election to approve the 2000 Stock Option Plan

       In favor        9,237,502
       Against            60,362
       Abstain             7,390

       Ratification of Ernst & Young LLP to serve as Company's independent auditors

       In favor       11,600,762
       Against             2,489
       Abstain             2,360

ITEM 5.   OTHER INFORMATION

       None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

       27  Financial Data Schedule

       (b)  Reports on Form 8-K

       On May 24, 2000, the Company filed a report on Form 8-K under Item 5 - Other Events regarding a press release issued by the Company announcing that Robert J. Spane resigned as Chief Executive Officer and President. Mr. Spane remained as Chairman of the Board. The Board of Directors named Jeff S. Potter as Chief Executive Officer and President.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Signature and Title                              Date


\S\ JEFF S. POTTER                           August 11, 2000
------------------
Jeff S. Potter
President and
Chief Executive Officer
and Chief Financial Officer
(Principal Accounting Officer)