Form 10-Q
period 2000-09-30
VANGUARD AIRLINES INC \DE\
filed 2000-11-14
CIK 1000578

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q



(Mark One)


( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED SEPTEMBER 30, 2000


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

                Yes   ___X___             No ______

At September 30, 2000, there were 19,469,144 shares of Common
Stock, par value $0.001 per share, issued and outstanding.

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    VANGUARD AIRLINES, INC.
                    CONDENSED BALANCE SHEETS


                              SEPTEMBER 30,     DECEMBER 31,
                                   2000            1999
                              -------------     ------------
                                (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents     $ 1,571,846       $6,825,238
Accounts receivable, less
allowance of $22,000 and $96,000
at September 30, 2000 and
December 31, 1999, respectively 3,450,236        1,295,515
Inventories                     1,208,394        1,321,047
Current portion of supplemental
maintenance deposits            3,521,708        5,351,279
Prepaid expenses and other
current assets                  1,411,765        1,835,125
                               ----------       ----------
Total current assets           11,163,949       16,628,204


Property and equipment, at cost:
Aircraft improvements
and leasehold costs             9,877,764        7,626,144
Reservation system and
communication equipment         1,804,783        1,804,783
Aircraft engines and
rotable inventory               9,014,283        7,763,835
Other property and equipment    5,242,384        4,777,339
                              -----------      -----------
                               25,939,214       21,972,101
Less accumulated depreciation
 and amortization             (13,769,578)     (11,122,590)
                              ------------     ------------
                               12,169,636       10,849,511


Other assets:
Supplemental maintenance
deposits, less current portion  5,927,115        4,168,617
Deferred debt issuance costs      148,212          595,038
Leased aircraft deposits        3,699,000        3,428,000
Fuel and security deposits        700,518          708,030
Other                           2,052,817        1,710,322
                               ----------       ----------
                               12,527,662       10,610,007
                               ----------       ----------
Total assets                  $35,861,247      $38,087,722
                             ------------      -----------
                             ------------      -----------

                    VANGUARD AIRLINES, INC.
               CONDENSED BALANCE SHEETS (CONTINUED)


                                SEPTEMBER 30,     DECEMBER 31,
                                    2000              1999
                                -------------     ------------
                                (Unaudited)

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Notes payable                 $   500,000      $        --
Accounts payable               10,486,519        7,742,375
Accrued expenses                4,439,096        4,701,841
Accrued maintenance            12,224,259       10,057,044
Air traffic liability          11,268,135        8,649,452
Current portion of capital
 lease obligations                293,409          188,692
                              -----------       ----------
Total current liabilities      39,211,418       31,339,404

Accrued maintenance, less
current portion                 5,535,796        4,713,701
Capital lease obligations,
less current portion              249,646          356,755

Stockholders' equity (deficit):
Common stock, $.001 par value:
    Authorized shares - 100,000,000
    Issued and outstanding shares -
         19,469,144 in 2000
         and 17,107,617 in 1999    19,469           17,108
Preferred stock, $.001 par value:
    Authorized shares -  2,000,000
    Issued and outstanding
    shares - 302,362                  302              302
Liquidation preference
 - $3,023,620
Additional paid-in capital     82,166,891       77,979,912
Accumulated deficit           (91,322,275)     (76,319,460)
                            -------------      ------------
Total stockholders' equity
 (deficit)                     (9,135,613)       1,677,862
                            -------------      -----------
Total liabilities and
stockholders' equity(deficit)$ 35,861,247     $ 38,087,722
                            -------------     ------------
                            -------------     ------------

See accompanying notes.

                     Vanguard Airlines, Inc.
                    Statements of Operations


                       Three Months ended      Nine Months ended
                          September 30,          September 30,
                     --------------------      -----------------
                      2000       1999         2000      1999
               			    ----       ----         -----     -----
                         (Unaudited)            (Unaudited)
Operating revenues:
 Passenger revenues $33,831,139 $33,806,906 $96,227,143 $88,776,038
 Other                1,650,303   1,636,641   5,344,456   5,170,345
                 -------------- ----------- -----------  ----------
Total operating
revenues            35,481,442   35,443,547 101,571,599  93,946,383

Operating expenses:
 Flying operations   7,651,990    6,633,291  22,415,960  17,146,556
 Aircraft fuel      10,003,832    5,454,636  27,657,096  13,089,084
 Maintenance         7,562,751    7,621,154  21,918,526  19,680,942
 Passenger service   1,979,784    2,191,484   6,269,178   5,567,308
 Aircraft and traffic
 servicing           5,737,304    5,642,085  17,263,026  14,990,537
 Promotion and sales 4,871,694    5,559,196  14,568,938  15,081,787
 General and
 administrative        999,735    1,072,973   3,160,373   3,000,305
 Depreciation and
 amortization          991,578    1,144,467   2,646,988   3,155,948
                 -------------   ----------   ---------   ----------

Total operating
expenses            39,798,668   35,319,286 115,900,085  91,712,467
                 --------------  ---------- -----------  -----------

Operating income
(loss)	         	   (4,317,226)     124,261 (14,328,486)  2,233,916

Other income (expense):
 Deferred debt issuance
   cost amortization  (226,974)   (114,631)    (580,826)   (274,008)
 Interest expense      (58,111)       ---       (90,540)      ---
 Interest income        57,424     162,636      230,637     371,588
 Other                 (68,120)    (45,531)    (134,360)    (88,829)
                 ---------------  ---------   ---------    ---------

Total other income
(expense), net         (295,781)     2,474    (575,089)       8,751
                  --------------   ---------   ---------    ---------

Income (loss)
before taxes         (4,613,007)   126,735  (14,903,575)  2,242,667

Income tax benefit
(expense)               (99,240)    63,159      (99,240)    (57,091)
                 ---------------  --------- ------------  ----------

Net income (loss)  $ (4,712,247)  $189,894 $(15,002,815) $2,185,576
                 ---------------  -------- ------------- -----------
                 ---------------  -------- ------------- -----------

Net income (loss) per share:
 Basic            $       (0.27)  $   0.01 $      (0.87) $     0.13
                 ---------------  -------- ------------- -----------

 Diluted            $     (0.27)  $   0.01 $      (0.87) $     0.11
                 ---------------  -------- ------------- ----------
                 ---------------  -------- ------------- ----------

Weighted average shares used
 in per share computation:

 Basic              17,674,083  17,091,550   17,298,337  17,083,204
                 -------------  -----------  ----------  -----------
                 -------------  -----------  ----------  -----------

 Diluted            17,674,083  19,583,069   17,298,337 19,404,783
                 -------------  -----------  ---------- ------------
                 -------------  -----------  ---------- ------------

See accompanying notes.

                         VANGUARD AIRLINES, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED
                                     SEPTEMBER 30,
                                   -----------------
                                   2000         1999
                                   ----         ----
                                         (UNAUDITED)
Net cash provided by (used in)
 operating activities              (7,550,676)   4,423,788

INVESTING ACTIVITIES
Purchases of property and
equipment	                 			     (2,041,874)  (3,699,968)

FINANCING ACTIVITIES
Proceeds from issuance of
notes payable	                   			4,500,000        ---
Principal payments on capital
lease obligations                    (164,690)       ---
Proceeds from exercise of
stock options    			 	                  3,848       58,633
                                 ------------  -----------
Net cash provided by
financing activities             			4,339,158	      58,633
                                 ------------    ----------
Net increase (decrease) in
cash and cash equivalents          (5,253,392)      782,453
Cash and cash equivalents at
beginning of period                 6,825,238     7,874,684
                                 ------------    ----------
Cash and cash equivalents
at end of period                  $ 1,571,846    $8,657,137
                                 ------------    ----------
                                 ------------    ----------

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the period
 for interest               			  $    37,608     $   ---
                                ------------     ----------
                                ------------     ----------

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Aircraft leasehold costs
 associated with
accrued maintenance	         	   $ 1,762,941    $ 1,571,167
                                ------------    -----------
                                ------------    -----------
Deferred debt issuance costs
recorded in conjunction
with warrants issued		           $   134,000    $   688,000
                                 -----------    -----------
                                 -----------    -----------
Conversion of notes payable to
related parties and accrued
interest to common stock         $ 4,051,492    $   ---
                                 -----------    -----------
                                 -----------    -----------
Property and equipment acquired
through issuance of capital
lease obligations			              $  162,298     $    ---
                                  ----------     ----------
                                  ----------     ----------

See accompanying notes.

                    VANGUARD AIRLINES, INC.
  NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Vanguard Airlines, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to incur losses and generate negative cash flows from operations. In addition, the Company has a significant working capital deficit and a stockholders' deficit at September 30, 2000. The Company will require additional debt or equity financing during 2000. Two of the Company's principal stockholders have committed, but are not contractually bound, to invest up to $7.5 million in the Company. The Company completed a private sale of equity securities to these two stockholders in September 2000. In connection with the sale, the Company converted approximately $4.0 million in demand notes payable to equity. Since completing this transaction, the Company borrowed $500,000 on September 21, 2000 and an additional $500,000 on November 3, 2000 from one of its principal stockholders. However, there can be no assurance that the Company will receive the remaining $2.5 million investment from this commitment. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Vanguard Airlines, Inc. annual report on Form 10-K for the year ended December 31, 1999.

2. EARNINGS PER SHARE

     The following table sets forth the computation of the adjusted weighted average shares and assumed conversions used in the calculation of diluted earnings per share for the three and nine months ended September 30.

                           Three-months          Nine-months
                       Ended September 30,  Ended September 30,
                       -------------------  -------------------
             			      2000         1999    2000        1999
   	                  -----        -----   -----	      ----
Numerator:
 Numerator for basic
and diluted earnings
   per share-income
(loss) available to
   common stockholders
 after assumed
   conversions       $(4,712,247) $189,894 $(15,002,815)  $ 2,185,576
                       ---------- -------- -------------  -----------
                       ---------- -------- ------------   -----------

                           Three-months          Nine-months
                       Ended September 30,  Ended September 30,
                       -------------------  -------------------
           		  	     2000        1999        2000        1999
        		           ----        -----       -----       -----
Denominator:
Denominator for basic
earnings per share
  -weighted average
  shares outstanding    17,674,083  17,091,550  17,298,337  17,083,204
Effect of dilutive
securities:
 Employee stock options    ---       1,067,130       ---       912,149
   Warrants                ---         214,941       ---       199,982
   Convertible preferred
   stock            		     ---       1,209,448       ---     1,209,448
                       ----------   ----------- ----------  -----------

 Dilutive potential
   common shares           ---       2,491,519       ---     2,321,579
                       ----------    ---------- ---------- -----------

Denominator for diluted
earnings per share
  -adjusted weighted-average
  shares and assumed
  conversions 	        17,674,083   19,583,069   17,298,337 19,404,783
                       ----------   ----------   ---------- ----------
                       ----------   ----------   ---------- ----------

     For the three and nine months ended September 30, 2000 and 1999, the computation of basic earnings per share was based on the weighted average number of outstanding common shares. For the three and nine months ended September 30, 1999, the computation of diluted earnings per share was based on the weighted average number of shares and dilutive potential common shares. For the three and nine months ended September 30, 2000, the computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share, as their effect was antidilutive.

3.   NOTES PAYABLE

     Between June and August 2000, the Company borrowed approximately $4.0 million from its principal stockholders in the form of an unsecured 10.5% demand note. On September 8, 2000, the Company converted the $4.0 million debt plus $51,492 accrued interest into 2,359,223 units of one share of common stock and one warrant at a unit price of $1.7173. The warrants have an exercise price of $1.89 and expire in seven years. The Company borrowed $500,000 on September 21, 2000 and an additional $500,000 on November 3, 2000 in the form of unsecured demand notes payable to one of the two principal stockholders.

4. FINANCIAL INSTRUMENTS

     In January 1999, two principal stockholders of the Company agreed to renew the two-year $4,000,000 letter of credit in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 800,000 warrants to purchase shares of the Company's common stock at an exercise price of $5.00. Upon execution of the letters of credit, the Company issued 160,800 warrants that vested immediately. Accordingly, in January 1999, the estimated fair value of the warrants issued was $238,000. This amount was recorded in other assets and is being charged to expense over the term of the facility. Since January 1999, a total of 637,333 warrants have been issued under this agreement, with a total fair value of $1,101,000 which was recorded in other assets. The remaining warrants vest quarterly through October 2000 based on the amount of exposure under such letter of credit, as defined in the agreement. In March 2000, the Company established a one-year, $8 million surety bond, as additional collateral to secure the credit card processor. There were no warrants associated with the surety bond.

5. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6.   RECLASSIFICATION

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1999

Selected Financial and Operational Data:

                          Three months ended September 30,
                          --------------------------------
                            2000      1999   Change   % Change
                           -----     -----   ------   --------
Revenue passengers
carried                  490,578   554,516   (63,938)    (11.5)
Revenue passenger miles -
RPMs (000s)              248,481   251,518    (3,037)     (1.2)
Available seat miles -
ASMs (000s)              421,396   368,694    52,702      14.3
Load Factor                 59.0%     68.2%     (9.2)pts.(13.5)
Departures                 7,093     6,989       104       1.5
Average stage length         507       454        53      11.7
Miles flown (000s)         3,512     3,063       449      14.7
Block hours flown         11,097     9,871     1,226      12.4
Passenger Yield       $   0.1362 $  0.1344 $  0.0018       1.3
Total Revenue per ASM $   0.0842 $  0.0961 $ (0.0119)    (12.4)
Operating Expenses
per ASM          	    $   0.0944 $  0.0958 $ (0.0014)     (1.5)
Operating cost per
blockhour      	           3,586     3,578         8       0.2
Average fuel cost per
gallon                  $   1.07 $    0.62 $    0.45      72.6
Average size of fleet
for period                  13.8      12.2       1.6      13.1

     Net loss for the third quarter 2000 was $4.7 million compared with net income of $0.2 million for the third quarter 1999. Operating revenue increased less than 1 percent for the quarter ended September 30, 2000 compared with the quarter ended September 30, 1999. Operating expenses increased 13% or $4.5 million, most of which is attributable to increased fuel costs which increased 83% year over year.

     Total operating revenues remained flat at approximately $35.5 million for the quarters ended September 30, 1999 and September 30, 2000. Capacity increased 14% from 368,694,000 available seat miles for the quarter ended September 30, 1999 to 421,396,000 available seat miles for the quarter ended September 30, 2000. The number of passengers decreased 12% from 554,516 in the quarter ended September 30, 1999 to 490,578 in the quarter ended September 30, 2000. Load factor decreased from 68% for the quarter ended September 30, 1999 to 59% for the quarter ended

September 30, 2000. This decrease was primarily the result of the 14% increase in the ASMs due to a 13% increase in average fleet size and a 1% decrease in RPMs due to a 12% decrease in revenue passengers in the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

     Passenger revenue, which includes the value of non-refundable tickets upon forfeiture, remained flat for the quarter ended September 30, 2000 compared with the quarter ended September 30, 1999 as a result of the factors discussed in the previous paragraph. Other revenue also remained flat for the same period. Other revenues include mail, cargo, liquor sales, and change fees required from passengers who change flight reservations. Generally, a customer must pay a $50 service charge ($75 from October 1999 to June 15, 2000) to offset the value of the unused reservation against a new reservation, provided the new reservation is within 180 days of the original reservation. These service charges were $1.1 million (approximately 3% of total operating revenues) and $1.2 million (approximately 3% of operating revenues) in the quarters ended September 30, 2000 and 1999, respectively.

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

     The Company's strategic plan will focus on (i) improving performance; (ii) improving reliability; (iii) improving its image; (iv) increasing the number of routes; and (v) improving amenities such as increased leg room, newer more efficient aircraft and fixed ticket pricing under the Road Warrior (Registered Trademark) Program. In addition the Company plans to enhance its hub strategy for Kansas City.

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

                                        Three months ended
                                        ------------------
                                         September 30,
                                        ------------------
                                     2000             1999
                                    -----            -----
                            Percent of Cent(s)  Percent of Cent(s)
                            Revenues   Per ASM  Revenues    Per ASM
                            ---------  -------  ---------  --------
Total operating revenues    100.0 %    8.42     100.0 %     9.61
                            -----     -----     -----       -----
                            -----     -----     -----       -----
 Flying operations          21.6       1.82     18.7        1.80
 Aircraft fuel              28.2       2.37     15.4        1.48
 Maintenance                21.3       1.79     21.5        2.07
 Passenger service           5.6       0.47      6.2        0.59
 Aircraft and traffic
   servicing                16.2       1.36     15.9        1.53
 Promotion and sales        13.7       1.16     15.7        1.51
 General and administrative  2.8       0.24      3.0        0.29
 Depreciation & amortization 2.8       0.24      3.3        0.31
                            -----     -----     -----       -----
Total operating expenses   112.2       9.45     99.7        9.58
Total other expense, net     0.8       0.07      0.0        0.00
Income tax expense/(benefit) 0.3       0.02     (0.2)      (0.02)
Net income (loss)           (13.3)%   (1.12)     0.5 %      0.05
                            -----     -----     -----       -----
                            -----     -----     -----       -----

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 15% from $6.6 million (approximately 19% of operating revenues) for the quarter ended September 30, 1999 to $7.7 million (approximately 22% of operating revenues) for the quarter ended September 30, 2000. The increase in flying operations expenses was primarily the result of an increase in the average number of aircraft flown to 13.8 in the quarter ended September 30, 2000 from 12.2 in the quarter ended September 30, 1999, or a 13% increase. Pilot salaries also increased as a result of hiring additional flight crews. Approximately three months of salary costs are incurred while pilots attend training classes. In May 1999, our pilots voted to be represented by an independent union, the Vanguard Airlines Pilots Association ("VAPA"). The first bargaining agreement for the pilots, which has a four year term, was ratified and made effective in June 2000.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses increased 83% from $5.5 million (approximately 15% of operating revenues) for the quarter ended September 30, 1999 to $10.0 million (approximately 28% of operating revenues) for the quarter ended September 30, 2000. Higher fuel expense is directly related to an increase in cost per gallon in the quarter ended September 30, 2000 as compared to the same period in 1999. Average fuel cost per gallon (including taxes and into-plane costs) increased $0.45 or 73% from $0.62 in the quarter ended September 30, 1999 to $1.07 in the quarter ended September 30, 2000, causing fuel costs to be a significantly higher percentage of operating revenues for the quarter ended September 30, 2000. A 15% increase in miles flown for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 accounted for the remaining increase in fuel costs. The Company devised and set in place an incentive plan to compensate pilots for meeting certain fuel efficiency targets during the third quarter of 2000. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by then current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses decreased 1% from $7.6 million (approximately 22% of operating revenues) for the quarter ended September 30, 1999 to $7.6 million (approximately 21% of operating revenues) for the quarter ended September 30, 2000.
The decrease in maintenance expense is due primarily to the lower maintenance costs per block hour, substantially offset by the 13% growth in the aircraft fleet size and the accompanying 12% increase in block hours flown. The total maintenance cost per block hour has decreased from $772 to $682, or a decrease of 12%.
The decrease on a cost per block hour basis is primarily due to economies of scale associated with a larger fleet size, improvements in component repair and overhaul costs derived from vendor agreements implemented in September and October of 1999, and various engine maintenance costs not incurred in this quarter as compared to the same quarter last year. The Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and auxiliary power units ("APUs"). These supplemental rents will vary and are based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses decreased on a cents per ASM basis from
2.07 cents for the quarter ended September 30, 1999 to 1.79 cents for the quarter ended September 30, 2000. This decrease of 0.28 cents per ASM mainly resulted from spreading slightly decreased maintenance costs over a greater number of ASMs.

          Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses decreased 10% from $2.2 million (approximately 6% of operating revenues) for the quarter ended September 30, 1999 to $2.0 million (approximately 6% of operating revenues) for the quarter ended September 30, 2000. Flight attendant salaries increased compared with the same quarter in 1999 in relation to increased fleet size, while inconvenienced passenger charges decreased with improved performance reliability.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 2% from $5.6 million (approximately 16% of operating revenues) for the quarter ended September 30, 1999 to $5.7 million (approximately 16% of operating revenues) for the quarter ended September 30, 2000. Increases in aircraft cleaning and outside services and commissary expense, related to the 2% increase in departures in the quarter ended September 30, 2000 from the same quarter in 1999, accounted for the difference.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservationists, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses decreased 12% from $5.6 million (approximately 16% of operating revenues) in the quarter ended September 30, 1999 to $4.9 million (approximately 14% of operating revenues) in the quarter ended September 30, 2000. Travel agency commissions decreased 42% primarily as a result of a reduction in commission rates from 8% to 5% in October 1999. The Company began selling tickets through its website in November 1999 and currently averages approximately 30% of its sales through the internet. This strategic move has reduced reservation personnel and costs for booking passengers. Direct advertising increased $0.1 million, or 6%. The average promotion and sales cost per passenger decreased $0.10 or 1% from $10.03 in the quarter ended September 30, 1999 to $9.93 in the quarter ended September 30, 2000.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses decreased 7% from $1.1 million (approximately 3% of operating revenues) in the quarter ended September 30, 1999 to $1.0 million (approximately 3% of operating revenues) in the quarter ended September 30, 2000.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses decreased 13% from $1.1 million (approximately 3% of operating revenues) in the quarter ended September 30, 1999 to $1.0 million (approximately 3% of operating revenues) in the quarter ended September 30, 2000. The decrease in depreciation expense is primarily the result of certain assets becoming fully depreciated.

     Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The Company renewed its letter of credit securing the Company's credit card processor in January 1999. Under the arrangement, warrants were issued which vest quarterly in amounts dependent upon the Company's exposure under the letter of credit, as defined in the agreement. The warrants' estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. Increased amortization of the debt issuance cost in the quarter ended September 30, 2000 is the principal reason for the increase in other expense. Due to the Company's reduced cash position in 2000, interest income decreased for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 1999

Selected Financial and Operational Data:

                           Nine months ended September 30,
                           -------------------------------
                          2000       1999    Change     % Change
                          -----      -----   ------      -------
Revenue passengers
carried               		1,506,006   1,426,297    79,709     5.6
Revenue passenger miles
 - RPMs (000s)            726,550     647,972    78,578    12.1
Available seat miles
 - ASMs (000s)          1,208,615     936,617   271,998    29.0
Load Factor                  60.1 %      69.2 %    (9.1)  (13.2)
Departures                 21,275      17,659     3,616    20.5
Average stage length          482         454        28     6.2
Miles flown (000s)         10,072       7,757     2,315    29.8
Block hours flown          32,535      25,594     6,941    27.1
Passenger Yield         $  0.1324   $  0.1370  $(0.0046)   (3.4)
Total Revenue per ASM   $  0.0840   $  0.1003  $(0.0163)  (16.3)
Operating Expenses
per ASM                 $  0.0959   $  0.0979  $(0.0020)   (2.0)
Operating cost per
blockhour                   3,562       3,583       (21)   (0.6)
Average fuel cost per
gallon                   $   1.01    $   0.59 $    0.42    71.2
Average size of fleet
for period                   13.3        10.7       2.6    24.3

     The net loss for the nine months ended September 30, 2000 was $15.0 million compared with net income of $2.2 million for the nine months ended September 30, 1999. Operating revenue increased $7.6 million for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999, while operating expenses increased $24.2 million. Fuel costs increased $14.6 million, or 111%.

     Total operating revenues increased 8% from $93.9 million for the nine months ended September 30, 1999 to $101.6 million for the nine months ended September 30, 2000. Capacity increased 29% from 936,617,000 available seat miles for the nine months ended September 30, 1999 to 1,208,615,000 available seat miles for the nine months ended September 30, 2000. The number of passengers increased 6% from 1,426,297 in the nine months ended September
30, 1999 to 1,506,006 in the nine months ended September 30, 2000. Load factor decreased from 69% for the nine months ended September 30, 1999 to 60% for the nine months ended September 30, 2000. This decrease was primarily the result of the 29% increase in the ASMs due to a 24% increase in average fleet size and only a 12% increase in the RPMs due to a 6% increase in the number of revenue passengers in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     Passenger revenue increased $7.5 million, or 8%, for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999 as a result of the factors discussed in the previous paragraph. Other revenue increased $0.2 million, or 3%, for the same period. Other revenues, in addition to mail, cargo and liquor sales, include fees generated as a result of service charges from passengers who change flight reservations. Subject to certain restrictions, a customer must pay a $50 service charge ($75 from October 1999 to June 15, 2000) to use the value of the unused reservation for rebooking transportation for a period of 180 days subsequent to the flight date. These service charges were $3.8 million (approximately 4% of total operating revenues) and $3.9 million (approximately 4% of operating revenues) in the nine months ended September 30, 2000 and 1999, respectively.

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

                                        Nine months ended
                                        ------------------
                                         September 30,
                                        ------------------
                                     2000             1999
                                    -----            -----                            Percent of Cent(s) Percent of Cent(s)
                            Percent of Cent(s) Percent of Cent(s)
                            Revenues   Per ASM Revenues   Per ASM
                            ---------  -------  --------- --------
Total operating revenues    100.0 %     8.40    100.0 %   10.03
                            -----      -----    -----     -----
                            -----      -----    -----     -----
 Flying operations           22.1       1.85     18.2      1.83
 Aircraft fuel               27.2       2.29     13.9      1.40
 Maintenance                 21.6       1.81     21.0      2.10
 Passenger service            6.2       0.52      5.9      0.59
 Aircraft and traffic
     servicing          	    17.0       1.43     16.0      1.60
 Promotion and sales         14.3       1.21     16.0      1.61
 General and administrative   3.1       0.26      3.2      0.32
 Depreciation and
    amortization              2.6       0.22      3.4      0.34
                            -----      -----     -----    -----
 Total operating expenses   114.1       9.59     97.6      9.79
Total other expense, net      0.6       0.05      0.0      0.00
Income tax expense/(benefit)  0.1       0.00      0.1      0.01
                            -----      -----     -----    -----
Net income (loss)           (14.8) %   (1.24)     2.3 %    0.23
                            -----      -----     -----    -----
                            -----      -----     -----    -----

     Flying operations expenses include aircraft lease expenses, compensation of pilots, expenses related to flight operations administration, hull insurance and all other expenses related directly to the operation of the aircraft other than aircraft fuel and maintenance expenses. Flying operations expenses increased 31% from $17.1 million (approximately 18% of operating revenues) for the nine months ended September 30, 1999 to $22.4 million (approximately 22% of operating revenues) for the nine months ended September 30, 2000. The increase in flying operations expenses was primarily the result of an increase in aircraft rent related to the 24% increase in average fleet size from 1999 to 2000, as well as increased pilot salaries. Aircraft rent increased as a result of four additional aircraft in March, April and May of 2000. Pilot salaries increased as a result of hiring for additional flight crews. Typically, three months of salary costs are incurred while pilots attend training classes before new aircraft are placed in service. The Company and the Vanguard Airline's Pilot's Association (VAPA) entered into a four-year agreement, effective June 1, 2000.

     Aircraft fuel expenses include the direct cost of fuel, taxes and the costs of delivering fuel into the aircraft. Aircraft fuel expenses increased 111% from $13.1 million (approximately 14% of operating revenues) for the nine months ended September 30, 1999 to $27.7 million (approximately 27% of operating revenues) for the nine months ended September 30, 2000. Higher fuel expense is directly related to an increase in cost per gallon in the nine months ended September 30, 2000 versus 1999. Average fuel cost per gallon (including taxes and into-plane costs) increased $0.42 or 71% from $0.59 in the nine months ended September 30, 1999 to $1.01 in the nine months ended September 30, 2000, causing fuel costs to be a significantly higher percentage of operating revenues for the nine months ended September 30, 2000. A 30% increase in miles flown for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 accounted for the remaining increase in fuel costs. The Company will seek to pass on any significant fuel cost increases to the Company's customers through fare increases as permitted by the current market conditions; however, there can be no assurance that the Company will be successful in passing on increased fuel costs.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. Maintenance expenses increased 11% from $19.7 million
(approximately 21% of operating revenues) for the nine months ended September 30, 1999 to $21.9 million (approximately 22% of operating revenues) for the nine months ended September 30, 2000.
The increase in maintenance expense is due primarily to the 24%
growth in the aircraft fleet size and the accompanying 27% increase in block hours flown. These increases were partially offset by economics of scale associated with a large fleet size, improvements in component repair and overhaul costs derived from vendor agreements implemented in September and October of 1999, and various engine maintenance costs not incurred in the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999. The total maintenance cost per block hour has increased from $666 to $674, or an increase of 1%. The
Company deposits supplemental rents with its aircraft lessors to cover a portion of or all of the cost of its future major scheduled maintenance for airframes, engines, landing gears and APUs. These supplemental rents will vary and are based on flight hours flown. The costs of routine aircraft and engine maintenance are charged to maintenance expense as incurred.
Maintenance expenses decreased on a cents per ASM basis from
2.10 cents for the nine months ended September 30, 1999 to 1.81 cents for the nine months ended September 30, 2000. This decrease of 0.29 cents per ASM mainly resulted from spreading maintenance costs over a greater number of ASMs.

          Passenger service expenses include flight attendant wages and benefits, in-flight service, flight attendant training, uniforms and overnight expenses, inconvenienced passenger charges and passenger liability insurance. Passenger service expenses increased 13% from $5.6 million (approximately 6% of operating revenues) for the nine months ended September 30, 1999 to $6.3 million (approximately 6% of operating revenues) for the nine months ended September 30, 2000. Flight attendant salaries and overnight costs increased in relation to increased capacity during the nine months. Improved performance reliability in the third quarter 2000 led to savings in inconvenienced passenger charges.

     Aircraft and traffic servicing expenses include all expenses incurred at the airports for handling aircraft, passengers and mail, landing fees, facilities rent, station labor and ground handling expenses. Aircraft and traffic servicing expenses increased 15% from $15.0 million (approximately 16% of operating revenues) for the nine months ended September 30, 1999 to $17.3 million (approximately 17% of operating revenues) for the nine months ended September 30, 2000, primarily due to the 21% increase in departures during the nine months ended September 30, 2000 as compared to the same period in 1999. The Company added service to Buffalo/Niagara Falls in July 1999. Service to Cincinnati was added in April 1999 and stopped in March 2000 due to competitive pressures. The Company also realized significant savings in 2000 as a result of being recognized as a signatory lessor at Chicago/Midway including a retroactive rebate.

     Promotion and sales expenses include the costs of the reservations functions, including all wages and benefits for reservations, rent, electricity, telecommunication charges, credit card fees, travel agency commissions, as well as advertising expenses and wages and benefits for the marketing department. Promotion and sales expenses decreased 3% from $15.1 million (approximately 16% of operating revenues) in the nine months ended September 30, 1999 to $14.6 million (approximately 14% of operating revenues) in the nine months ended September 30, 2000. Savings resulted from reduced reservation salaries due to increased Internet orders and decreased commissions due to a 3 point or 38% reduction in commission rates effective October 1999. The average promotion and sales cost per passenger decreased $0.90 or 9% from $10.57 in the nine months ended September 30, 1999 to $9.67 in the nine months ended September 30, 2000.

     General and administrative expenses include the wages and benefits for the Company's corporate employees and various other administrative personnel, the costs for office supplies, office rent, legal, accounting, insurance, and other miscellaneous expenses. General and administrative expenses increased 5% from $3.0 million (approximately 3% of operating revenues) in the nine months ended September 30, 1999 to $3.2 million (approximately 3% of operating revenues) in the nine months ended September 30, 2000.

     Depreciation and amortization expenses include depreciation and amortization of aircraft modifications, ground equipment, computer and reservation equipment, leasehold improvements and rotable parts inventory. Depreciation and amortization expenses decreased 16% from $3.2 million (approximately 3% of operating revenues) in the nine months ended September 30, 1999 to $2.6 million (approximately 3% of operating revenues) in the nine months ended September 30, 2000. The decrease in depreciation expense is primarily the result of certain assets becoming fully depreciated.

     Other expense, net, consists primarily of debt issuance cost amortization, interest income and interest expense. The Company renewed its letter of credit securing the Company's credit card processor in January 1999. Under the arrangement, warrants were issued which vest quarterly in amounts dependent upon the Company's exposure under the letter of credit, as defined in the agreement. The warrants' estimated fair value is recorded as deferred debt issuance costs and related amortization expense is recorded over the terms of the related guarantees. Increased amortization of the debt issuance cost for the nine months ended September 30, 2000 is the principal reason for the increase in other expense. Due to the Company's reduced cash position in 2000, interest income decreased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 and interest expense increased.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $7.6 million for the nine-month period ending September 30, 2000, as compared to $4.4 million of cash provided from operating activities in the comparable period of 1999. Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from sales of its equity securities and the issuance of debt, primarily to its principal stockholders. As of September 30, 2000, the Company has received net proceeds from the sale of its equity securities aggregating approximately $74.4 million. In addition, the Company has partially financed its operations during the third quarter of 2000 by delaying payments to certain of its creditors. Most of the Company's vendors provide goods, services and operating equipment on open credit terms. If such terms were eliminated, the Company's cash position and possibly, its ability to continue to operate, would be materially and adversely affected. The Company has obtained deferrals from certain of its aircraft lessors and is in discussions with the remaining lessors. The Company's balance sheet reflected cash and cash equivalents of $1.6 million and a working capital deficit of $28.0 million as of September 30, 2000.

     The Company primarily secures its credit card processor related to advance ticket sales with (i) a $4 million letter of credit and (ii) an $8 million surety bond. The $4.0 million letter of credit was established by the Company's two principal stockholders. The letter of credit expires in January 2001. The $8 million surety bond established by the Company expires in March 2001. At September 30, 2000, the credit card exposure was less than $12.0 million and, consequently, the Company had no funds held as restricted cash. In 2000, to the extent that exposure (i.e., advance ticket sales) exceeds $12.0 million, the Company must deposit cash from ticket sales as collateral to secure the Company's credit card processor. The Company estimates that its credit card exposure will range between $10.0 million and $13.0 million. Any cash utilized as collateral will be refunded by the credit card processor, on a daily basis, when the Company's exposure falls below the previously calculated exposure or $12.0 million. The Company must replace the $4.0 million letter of credit and renew the $8.0 million surety bond in January and March 2001, respectively. The failure to replace or renew these facilities will have a material adverse effect on the Company's financial condition.

     The Company estimates that scheduled heavy maintenance of its existing aircraft fleet through September 2001 will cost $12.2 million, of which $3.5 million will be funded from existing supplemental rent payments recoverable from aircraft lessors. In addition, the Company expects to expend approximately $3.5 million on various capital expenditures in the next year.

     The Company will require additional debt or equity financing in 2000. Two of the Company's principal stockholders committed, but are not contractually bound, to invest up to $7.5 million in the Company. In September 2000, the Company completed a private sale of securities. In connection with this sale, the Company converted approximately $4.0 million in demand notes plus accrued interest to equity in accordance with the agreed upon terms. On September 21, 2000 and November 3, 2000 the Company borrowed an additional aggregate $1.0 million from one of its principal investors. There can be no assurance that the Company will receive the remaining $2.5 million in additional financing from this commitment. The Company's stockholders will likely experience significant dilution in connection with anticipated financings. Failure to raise additional funds in the future could result in the Company significantly curtailing or ceasing operations. The Company's success in implementing actions designed to achieve long-term profitability and its ability to operate at profitable levels will determine if the Company will be able to raise additional capital. There can be no assurance that management can provide for the Company's necessary capital requirements or that principal stockholders will continue to provide financing.
Please see "Factors that May Affect Future Results of Operations" below.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various uncertainties and future developments that cannot be predicted. Certain of the principal risks and uncertainties that may affect Vanguard's operations and financial results are identified below.

     LIMITED OPERATING HISTORY; HISTORY OF SIGNIFICANT LOSSES. The Company has a limited history of operations, beginning flight operations on December 4, 1994. Since the Company's inception in 1994 and until 1997, the Company incurred significant losses from operations. In 1998, the Company recorded income from operations of $1.5 million and generated positive cash flow from operations of $6.0 million. In 1999, the Company recorded a loss from operations of $5.0 million and generated positive cash flow from operations of $3.3 million. For the first nine months of 2000, the Company recorded a net loss of $15.0 million and incurred negative cash flow of $7.6 million. As of September 30, 2000 the Company had an accumulated deficit of $91.3 million, a working capital deficit of $28.0 million and a stockholders' deficit of $9.1 million. The Company's limited operating history makes the prediction of future operating results difficult. There can be no assurance that the Company will be able to achieve profitable operations.

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

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline and particularly for the Company due to the relative fuel inefficiency of its aircraft. Jet fuel costs, including taxes and the cost of delivering fuel into the aircraft, accounted for approximately 24% of the Company's operating expenses for the nine months ended September 30, 2000. The cost of jet fuel has risen dramatically in the past twelve months. The Company's average cost per gallon for the past three years have been $0.74 per gallon in the year ended December 31, 1997, $0.58 per gallon in the year ended December 31, 1998, and $0.67 for the year ended December 31, 1999. The Company's average cost per gallon for the nine months ended September 30, 2000 was $1.01.

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

     IMPACT OF CONTINUED NASDAQ LISTING ON MARKETABILITY OF COMMON STOCK. The Company's Common Stock currently is quoted on the Nasdaq SmallCap Market. The National Association of Securities Dealers, Inc. ("NASD") has rules that establish criteria for the continued listing of the Common Stock on the Nasdaq SmallCap Market. Under these rules, the Company must meet certain financial qualifications for continued listing on the Nasdaq SmallCap Market. In addition to other requirements, the Company must meet net tangible assets of $2.0 million; market capitalization of $35.0 million; or net income of $500,000 (in the latest fiscal year or two of the last three fiscal years). The Company currently does not meet any of these requirements. While the Company intends to take steps to avoid the removal of its Common Stock from the Nasdaq SmallCap Market, there can be no assurance that such steps will be successful. If the Company's Common Stock does not continue to be listed on the Nasdaq SmallCap Market, trading in the Common Stock will be conducted on the OTC Bulletin Board. Removal from the Nasdaq SmallCap Market may have a negative impact on the price or volume of trading of the Company's common stock.

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

ITEM 2.   CHANGES IN SECURITIES

       a. None.

       b. None.

       c. On September 8, 2000, the Company completed a private sale of 2,359,223 units of securities, each unit consisting of one share of Common Stock, par value $0.001 per share, and a common stock purchase warrant (the "Units"). The Unit Price was $1.7173. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.89. The warrants have a term of seven years and are immediately exercisable. In conjunction with the sale of the Units, the Company converted approximately $4,051,492 in Demand Notes in principal and interest. Units were sold to a limited number of "accredited investors" as defined in the Securities Act of 1933.

       d. None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.   OTHER INFORMATION

       None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits.

      10.1 Unit Purchase Agreement, dated September 8, 2000, between Registrant and certain Investors

      10.2   Warrant PB-83 issued to J.F. Shea Co., Inc.

      10.3   Warrant PB-84 issued to The Hambrecht 1980
             Revocable Trust

      27     Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Signature and Title                              Date


\S\ JEFF S. POTTER                              November 14, 2000
Jeff S. Potter, President and Chief Executive Officer


\S\ MICHAEL D. MASON                            November 14, 2000
Chief Financial Officer
(Principal Accounting Officer)