Form 10-K
period 2000-12-31
VANGUARD AIRLINES INC \DE\
filed 2001-04-02
CIK 1000578

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

(Mark One)

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
       DECEMBER 31, 2000.

                               OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ________________.

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

                Yes  ___X___             No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 6, 2001 there were 20,572,737 shares of Common Stock outstanding, of which 18,997,943 shares were owned by persons who may be deemed affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 2001 of $1.25, was $2,362,191.

     Documents incorporated by reference: Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of
Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

GENERAL

     Vanguard Airlines, Inc. ("Vanguard" or the "Company") was incorporated in Delaware on April 25, 1994. The Company's principal offices are located at 533 Mexico City Avenue, Kansas City International Airport, Kansas City, Missouri 64153, and its telephone number is (816) 243-2100.

     Vanguard is a value-priced airline offering scheduled jet service from a hub in Kansas City, Missouri. As of March 1, 2001 the Company operates eleven leased Boeing 737-200 jet aircraft and will commence operations using MD-80 series jet aircraft on April 1, 2001. The Company operates approximately 50 daily flights to or from its hub in Kansas City, Missouri, serving Atlanta, Austin, Buffalo/Niagara Falls, Chicago-Midway, Dallas/Fort Worth, Denver, Los Angeles, Myrtle Beach, New Orleans, New York City and Pittsburgh. Operations to San Francisco and Las Vegas are scheduled to commence on April 1, 2001.

     During 2000, the Company discontinued most service that did not connect to its hub in Kansas City, including service between Chicago-Midway and each of Denver, Minneapolis, Pittsburgh, Buffalo/Niagara Falls and Cincinnati. The Company also changed its service strategy from a strategy of providing frequent service in short-to-medium haul markets to a strategy of providing connecting service in 48 city-pair markets over a Kansas City hub. The Company thereby serves the Kansas City market for both business and leisure traffic and provides an affordable alternative for passengers flying between its spoke cities.

COMPANY'S VALUE-PRICED SERVICE

     The Company typically offers its airline services at fares that are substantially lower than fares offered prior to its entry into its markets by major airlines and other discount carriers, especially with respect to reservations made within seven days of departure. The Company's fares, however, are typically matched by the incumbent carriers, especially with respect to reservations made more than seven days prior to departure. The Company intends to continue its value-priced strategy. Consistent with this strategy, in late 2000 and early 2001, the Company has increased fares in most of its markets, though the fares remain well below the typical fares offered by the major airlines.

     The Company utilizes a revenue management system that monitors its fares and inventory in each of its markets and manages the number of seats offered at each of its fares to maximize revenue and passenger loads. The Company's primary fare categories are: (i) promotional; (ii) 14-day advance; (iii) seven-day advance; (iv) three-day advance and (v) walk-up.

     Most of the Company's fares are sold on a nonrefundable basis and do not require a minimum or a Saturday night stay. Customers who change their itinerary on a nonrefundable ticket may apply the funds toward the purchase of another Vanguard flight for use within 180 days of the scheduled flight date, subject to a service charge. The Company's full coach fares are sold on a refundable basis.

     The Company also offers low fares each week for last minute travel available only on its internet web site. These fares are available to Vanguard customers via a proprietary subscription based service called "Hot Deals" (Trademark). Hot Deals allows the Company to sell excess inventory with minimal dilution to its retail pricing.

     The Company's value-priced service is intended to appeal to price-sensitive customers, while the Company strives to provide a level of service greater than that typically provided by other "low-fare" airlines. The Company offers advance seat assignments and more legroom than industry average, but does not offer meals, in-flight movies, or airline terminal clubs. The Company will introduce a Business Class cabin on April 1, 2000, with its inauguration of service using MD-80 series aircraft.

     In 2000, the Company did not interline with other domestic jet airlines, which affected, but did not prevent, the Company's ability to reaccommodate its passengers in the event of flight cancellations or delays. The Company is currently seeking interline agreements with other airlines.

RESERVATION SYSTEMS

     Since 1997, the Company has used the Open Skies ticketless reservation system, which integrates reservation, marketing and revenue accounting functions. In the second quarter of 1999, the Company transitioned its Open Skies system to a hosted mainframe environment. Commencing in April 2001, the Company will be transitioning to a more traditional host system provided by Sabre Holdings Corporation. This transition is intended to facilitate the Company's sales of tickets through ticket agencies while allowing the Company to continue a ticketless operation for most of its sales. The Company believes the transition to the Sabre system will result in a significant increase in sales distribution, although it also will increase reservations and booking expense.

     Since November 23, 1999, the Company has sold tickets over the internet through its home page www.flyvanguard.com. Such sales currently account for more than one-third of the Company's sales; the Company will continue selling tickets through its home page after the transition to Sabre.

     Prior to 2001, the Company has not participated in the Airline Reporting Corporation ("ARC") industry collection system for travel agency sales. Accordingly, the Company has required travel agents to utilize a credit card to guarantee the completion of the sale. In connection with the Company's transition to the Sabre system, the Company will also become a participant in the ARC system.

     On October 25, 1999, following the trend in the industry, the Company reduced the commission its pays travel agencies to 5 percent from 8 percent.

     Any disruption in the Company's reservation system, including problems incurred in transitioning from the Open Skies system to the Sabre system, could have a material adverse effect on the Company's operations and financial results.

MARKETING AND PROMOTION

     The Company advertises directly to potential customers using primarily newspapers, television and radio and by engaging in promotional events intended to provide favorable publicity to the Company. Management intends to increase the Company's marketing to business travelers, in particular with the introduction of MD-80 series aircraft and a business class cabin to the Company's fleet.

     The Company's frequent-flyer program, Vantage Points, awards free round-trip tickets on Vanguard to customers who complete 16 Vanguard flights, or eight round trips, within any 12 month period. The Company occasionally provides accelerated rewards through its frequent flyer program.

EMPLOYEES

     As of March 1, 2001, the Company employed 797 full-time employees and 178 part-time or temporary employees, including 121 pilots, 187 flight attendants, 42 mechanics, 284 ground service personnel, 191 reservations personnel and 144 employees in its headquarters staff. Management believes that its base wage and benefit levels are generally at market rates of similar airlines.

     On March 9, 1999, the National Mediation Board recognized the Vanguard Airlines Pilots Association ("VAPA") as the bargaining unit for the Company's pilots and the Company has entered a collective bargaining agreement with VAPA. Effective June 1, 2000, the Company entered into a four-year collective bargaining agreement with VAPA that continued the Company's pilot compensation structure with changes that, in the aggregate, have not materially impacted the Company's costs. The Company is unable to predict whether other employee groups will choose to be represented by a collective bargaining representative, or the affect of such representation on the Company's operations or financial results.

     The Company contracts for ground services at most of the airports it serves and outsources its major maintenance requirements, including engine overhauls and heavy airframe checks.

AIRPORT OPERATIONS

     The Company leases gate space from airport authorities at certain airports and has sublease or handling arrangements with airlines at other airports. Most of the sublease or handling arrangements can be terminated by the other airlines or the Company upon short notice. If such a termination were to occur, the Company would have to make alternative arrangements or cease operations at the affected airport. There can be no assurance that alternative arrangements would be available at all or at a reasonable cost.

     At certain airports, the Company leases space or obtains services from Trans World Airlines ("TWA"). Management cannot predict whether such arrangements will be impacted by TWA's bankruptcy or its pending acquisition by American Airlines.

     At four airports, Chicago-O'Hare, New York City-LaGuardia, New York City-JFK and Washington, D.C.-Reagan National, flight operations are regulated by means of "slot" allocations, which represent governmental authorizations to take off or land within a specified time period. DOT regulations currently permit the buying, selling, trading or leasing of slots. The Company has sought, but has been unable to obtain, slots to serve Reagan National and has been able to obtain only temporary slots to serve LaGuardia. There can be no assurance that the Company will be able to continue to serve LaGuardia or that it will obtain slots allowing it to serve Reagan National.

     Legislation has been introduced in Congress to increase the availability of slots and gates to new entrant airlines such as the Company. The Company cannot predict whether such legislation will become law, or whether such law will in actuality allow the Company to obtain its own gates or slots at restricted airports.

     Ground handling services typically involve (i) passenger handling and (ii) underwing aircraft handling services. Passenger handling at the Company's various airports are mainly conducted by the Company's employees. Underwing ground handling services are generally provided by other airlines and/or service companies.

AIRCRAFT

     As of March 20, 2001, the Company's aircraft fleet consists of eleven leased Boeing 737-200 jet aircraft. The Company's aircraft comply with Federal Stage III noise level requirements. Of such leased aircraft, four are scheduled to be returned in 2001. The Company has negotiated an early return option on two of its remaining 737-200 jet aircraft on or after January 1, 2002.

     The Company has signed letters of intent to lease six MD-80 series aircraft for a term of five years each, including two aircraft which are scheduled to enter service on April 1, 2001 and four aircraft which are scheduled to be delivered during the remainder of 2001.

     The Company is adding MD-80 series aircraft to its fleet in order to improve reliability and customer service, as well as to serve longer-haul flights, such as Kansas City - San Francisco, that are difficult to serve with 737-200 aircraft. In deciding to lease MD-80 series aircraft, the Company also considered the increased availability of, and competitive pricing for, newer model used MD-80 aircraft. The Company expects the MD-80 aircraft to be more operationally reliable than its 737-200 fleet, resulting in lower costs for maintenance and spare aircraft, as well as greater customer satisfaction.

MAINTENANCE AND REPAIRS

     In general, all expenses relating to the maintenance and operation of the Company's leased aircraft are the Company's responsibility. While the Company anticipates a higher maintenance cost for older aircraft, including costs to comply with FAA Airworthiness Directives ("ADs") and regulations for aging aircraft, the Company believes that the total costs of operating the MD-80 and Boeing 737-200 jet aircraft is competitive with newer aircraft types because the Company's aircraft have significantly lower acquisition or lease costs.

     All maintenance and repairs are performed in accordance with the Company's FAA-approved maintenance program. Routine or daily maintenance is generally performed by the Company's mechanics in Kansas City or in various other cities, as needed, by the Company's mechanics or independent contractors. The Company has contracted with COOPESA in Costa Rica and various other FAA-certified maintenance providers to perform its major overhauls.

     Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's operational and financial performance.

FUEL

     The cost of jet fuel is one of the Company's largest operating expenses (approximately 24 percent of operating expenses, including taxes and into-plane service fees, for the year ended December 31, 2000). Fuel costs increased significantly in 2000 to an average cost of $1.05 per gallon compared to $0.67 in 1999. The Company cannot predict the future availability or cost of jet fuel. Any unavailability of fuel or increase in the price of fuel could have a material adverse effect on the Company's operations or financial condition. The Company's MD-80 and 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel will result in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors.

     The Company has not entered into any agreements that fix the price of jet fuel over any period of time.

COMPETITION

     Under the Airline Deregulation Act of 1978 (the "Deregulation Act"), domestic airlines are free to enter and exit domestic routes and to set fares without regulatory approval, and all city pair domestic airline markets are generally open to any domestic airline. As a consequence, the airline industry is intensely competitive and susceptible to price discounting. Airlines compete primarily with respect to fares, scheduling (frequency and flight time), destinations, frequent-flyer programs and type and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and greater financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity in the market and lowered their fares, making it more difficult or effectively impossible for the Company to achieve or maintain profitable operations. In the future, other airlines may set their prices at or below the Company's fares, introduce new non-stop service or add additional capacity in an attempt to prevent the Company from achieving or continuing profitable operations.

     Legislation has from time to time been introduced in Congress and rules have been proposed by the Department of Transportation to curtail incidences of unfair competition in the airline industry. In addition, the Department of Justice has brought an antitrust action against American Airlines alleging predatory conduct and unfair competition by American Airlines against Vanguard and other airlines. Although awareness of the problem of unfair competition appears to be at a high level, management cannot predict whether any meaningful relief will be obtained to preclude incidences of unfair competition in the airline industry.

GOVERNMENT REGULATION

     The airline business is highly regulated. Regulations promulgated by the Federal Aviation Administration ("FAA") affect all aspects of flight operations, aircraft maintenance, aircraft ground operations and employee training. The DOT's jurisdiction extends primarily to the economic aspects of air transportation.

     Vanguard began flight operations in December 1994. Since then, Vanguard has had no reportable incidents that have involved serious bodily injury or significant damage to any of the Company's aircraft.

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

     The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, under the Airport Noise and Capacity Act of 1990 ("ANCA") and, along with the Environmental Protection Agency, under the Clean Air Act, to monitor and regulate aircraft engine noise and exhaust emissions. The Company believes its aircraft comply with all applicable FAA noise control regulations and with current emissions standards.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Vanguard's business operations and financial results are subject to various risks and uncertainties that may affect future operations and financial results, including:

     HISTORY OF SIGNIFICANT OPERATING LOSSES. Since the Company's inception on April 25, 1994 through 1997, the Company incurred significant losses from operations. In 1998, the Company reported income from operations of approximately $1.5 million. In 1999, the Company recorded loss from operations of $5.0 million and in 2000, the Company recorded loss from operations of $24.8 million. As of December 31, 2000, the Company had an accumulated deficit of $102.4 million and a working capital deficit of $29.3 million.

     AVAILABILITY OF WORKING CAPITAL. The airline business is capital intensive, including, but not limited to, lease payment obligations and related maintenance requirements for existing or additional aircraft. Historically, the Company's continued operations have been dependent upon equity and debt financings from its principal stockholders. There can be no assurance that the Company's principal stockholders will provide additional working capital. Any inability to obtain additional financing when needed could require the Company to cease or significantly curtail operations and would have a material adverse effect on the Company's business, financial condition and results of operations.

     ABILITY TO CONTINUE AS A GOING CONCERN. The reports issued by the Company's independent auditors for the years ended December 31, 2000 and 1999, each contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The report states that because of the Company's net losses, working capital deficit, and net capital deficiency, the Company has been dependent upon financing from principal stockholders. The report further states that there can be no assurance as to the availability of further financing.

     INTENSE COMPETITION AND COMPETITIVE REACTION. The Company is subject to intense competition on all of its routes. Most of the Company's competitors are larger and have greater name recognition and financial resources than the Company. In response to the Company's commencement of service in a particular market, competing airlines have, at times, added flights and capacity and lowered their fares in the market, making it more difficult for the Company to achieve profitable operations in such markets. Although management believes such actions may constitute predatory or unfair methods of competition, management believes the available methods of protesting such conduct are either too costly or largely ineffective.

     FUEL COSTS. The cost of jet fuel is one of the largest operating expenses for an airline. Jet fuel costs, including taxes and into-plane servicing fees, accounted for approximately 24 percent of the Company's operating expenses for the year ended December 31, 2000. The cost of jet fuel increased substantially over the last year; averaging $1.05 per gallon for the year, including taxes and into-plane servicing fees, up from $0.67 for 1999. The Company cannot predict the future availability and cost of jet fuel. Any unavailability of fuel or increase in fuel costs could have a material adverse effect on the Company's operations and financial results.

     The 737-200 jet aircraft are relatively fuel inefficient compared to newer aircraft. Accordingly, a significant increase in the price of jet fuel results in a disproportionately higher increase in the Company's fuel expenses as compared with many of its competitors. The Company has not entered into any agreements that fix the price of jet fuel over any period of time.

     CONSUMER CONCERN ABOUT OPERATING SAFETY. Aircraft accidents or other safety-related issues involving any carrier may have an adverse effect on airline passengers' perceptions regarding the safety of new-entrant, low-fare carriers. As a result, any such event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such event does not involve the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s, MD-80s or other aging aircraft could have a material adverse effect on the Company's business, financial condition and results of operations, even though the Company itself may not experience any such problems with its jet aircraft.

     SEASONALITY AND CYCLICALITY. Airlines typically experience reduced demand at various times during the year and increased demand for service during the summer. In addition, passenger travel in the airline industry, particularly leisure travel, is sensitive to adverse changes in general economic conditions, although as a low-fare carrier the Company may actually benefit from increased sensitivity of passengers to the cost of air travel. A worsening of current economic conditions, or an extended period of recession nationally or in the regions served by the Company, could have a material adverse effect of the Company's business, financial condition and results of operations.

     UNSCHEDULED MAINTENANCE. Although the Company rotates its fleet through heavy maintenance procedures, the need for unscheduled maintenance can and does arise from time to time for various reasons, such as ingestion of runway debris into aircraft engines (foreign object damage or FOD). Any significant increase in the frequency of unscheduled maintenance or any interruption of aircraft service as a result of unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial results.

     LIMITED MARKET FOR AIRCRAFT. The market for purchased and/or leased aircraft fluctuates based on worldwide macroeconomic factors. There can be no assurance that the Company will be able to purchase or lease additional aircraft on satisfactory terms or at the times needed. The inability of the Company to lease additional aircraft could have an adverse effect on the Company's growth plan and operating results.

     ABILITY TO INTEGRATE SECOND AIRCRAFT TYPE. Historically, the Company has operated a single aircraft type, the 737-200. Commencing in the second quarter of 2001, the Company will be operating a second aircraft type, the MD-80. The addition of this second aircraft type adds significant complexity in most areas of the Company's operation, including crew scheduling and training, spare parts support and handling of flight delays and cancellations. Although management is taking measures to minimize such complexity, including the attempt to confine aircraft types to certain routes, there can be no assurance that the addition of the second aircraft type will not materially increase the Company's unit costs or materially adversely effect the Company's operations and level of customer service.

     GOVERNMENT REGULATION. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. Additional rules and regulations have been proposed from time to time in the last several years. These or other rules could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations.

     IMPLEMENTATION OF GROWTH STRATEGY. Establishing new markets involves a substantial commitment of Company resources. During the initial phases of implementing service in a new market, the Company is more vulnerable to the effects of fare discounting by competitors. There can be no assurance that the Company will be able to successfully establish new markets, or that the Company will be able to obtain facilities or airport services in potential new markets on a timely basis or at commercially reasonable prices, if at all.

     LIMITED TRADING VOLUME; LIMITED MARKETABILITY OF COMMON STOCK. The Company's common stock has had limited trading volume in the last year, with less than 10,000 shares trading each day, on average. The Company's Common Stock currently is quoted on the Nasdaq SmallCap Market. The National Association of Securities Dealers, Inc. ("NASD") has rules that establish criteria for the continued listing of the Common Stock on the Nasdaq SmallCap Market. Under these rules, the Company must meet certain financial qualifications for continued listing on the Nasdaq SmallCap Market. In addition to other requirements, the Company must meet net tangible assets of $2.0 million; market capitalization of $35.0 million; or net income of $500,000 (in the latest fiscal year or two of the last three fiscal years). From time to time, the Company has failed to meet these requirements and there can be no assurance that the common stock will continue to trade on the NASDAQ market. If the Company's Common Stock does not continue to be listed on the Nasdaq SmallCap Market, trading in the Common Stock would likely be conducted on the OTC Bulletin Board. Removal from the Nasdaq SmallCap Market may have a negative impact on the price and volume of trading of the Company's common stock.

     LIMITED NUMBER OF ROUTES / DEPENDENCE ON KANSAS CITY HUB. Because of Vanguard's limited number of routes and single hub operation, the Company is at a competitive disadvantage compared to larger airlines with their more extensive route networks. The Company could be adversely affected should a major competitor decide to offer flights in a majority of Vanguard's markets from its hub in Kansas City.

     CONTROL BY EXISTING SHAREHOLDERS. Vanguard's principal stockholders are construction company J. F. Shea Company; the Hambrecht 1980 Revocable Trust (William R. Hambrecht, trustee); Hambrecht & Quist California and other entities affiliated with
J. P. Morgan Chase & Co., Inc.; and Vanguard Acquisition Company, a subsidiary of Pegasus Aviation. Together, these entities and their affiliates own or control approximately 95percent of Vanguard's outstanding shares.

     COLLATERAL FOR CREDIT CARD EXPOSURE. The Company's credit card processor requires the Company to provide collateral to secure payments made by the processor to the Company for tickets sold but not yet flown by the Company. The Company currently has a total of $12 million in available security instruments that may be used to collateralize its exposure with its credit card processor. To the extent that the credit card exposure (as defined in the agreement with the processor) exceeds $12.0 million, the credit card processor will withhold cash generated by new ticket sales in a restricted account to provide collateral for the amount of the exposure above $12 million. The $12 million security instruments consist of a $4 million letter of credit (the "LOC") provided by the Company's two principal stockholders and an $8 million surety bond (the "SURETY BOND") provided by Amwest Surety Insurance Company. In February 2001, the two principal stockholders of the Company renewed their LOCs aggregating $4 million for a period of two years. The $8 million Surety Bond is cancelable upon 90 days notice to the Company. Should the Company receive such notice, the credit card processor would be entitled to withhold revenue from ticket sales to cash collateralize the exposure. During the first quarter of 2001,
the exposure fluctuated between $4 and $13 million.    The
requirement to replace the surety bond on short notice could materially adversely affect on the Company's liquidity and cause the Company to cease operations.

ITEM 2.  PROPERTIES

     The Company leases approximately 148,000 square feet of office space near Kansas City International Airport ("KCI") for corporate administration, training, and dispatch under a lease that began in July 2000 and has a minimum term of five years, subject to extension for certain capital improvement events. The Company leases approximately 9,000 square feet of office space in Mission, Kansas for its reservation center. The Company also leases approximately 7,250 square feet in Lawrence, Kansas, which was used as one of its two reservations facilities. The Company closed its Lawrence, Kansas reservation center in September 1997 and has subleased this facility to a third party through the remainder of its term.

     See "Business - Airport Operations."

ITEM 3.  LEGAL PROCEEDINGS

     The Company believes the litigation pending or overtly threatened against it can be resolved without a material adverse effect on its operations or financial condition.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended
December 31, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the Company's executive officers and directors as of March 15, 2001:

   NAME             AGE     POSITION

Robert J. Spane      60    Chairman of the Board
Jeff S. Potter       41    Chief Executive Officer and President
Lee M. Gammill, Jr.  66    Director
Denis T. Rice        68    Director
Leighton W. Smith    61    Director

Gregory D. Aretakis  48    Vice President - Marketing
Mark R. Cestari      42    Vice President - Marketing Communications
James E. Eckart      57    Vice President - Ground Operations
Ronald L. McClellan  52    Vice President - Maintenance and
                                            Engineering
William F. McKinney  61    Vice President - Operations
James B. Miller      62    Vice President - Engineering and Quality
                                            Assurance
David A. Rescino     41    Vice President - Finance and Chief
                                            Financial Officer
Robert M. Rowen      44    Vice President - General Counsel and
                                            Secretary

     Set forth below is a description of the business experience of each executive officer and director of the Company.

     ROBERT J. SPANE was elected a director of the Company in May 1996 and elected Chairman of the Board, Chief Executive Officer and President of the Company in June 1997. He served as Chief Executive Officer through May 2000. Mr. Spane served in the U.S. Navy for 35 years where his last position was Commander, Naval Air Force Pacific, which he held from October 1993 to February 1996. Mr. Spane, as Commander, Naval Air Force Pacific, was responsible for all finances, training, logistics and the material condition of all aircraft carriers, aircraft and naval air stations in the Pacific. Mr. Spane retired from the U.S. Navy in February 1996 as a Vice Admiral. Mr. Spane is a 1962 graduate of the U.S. Naval Academy.

     JEFF S. POTTER was appointed Chief Executive Officer and a Director in May 2000. Mr. Potter served as Vice President of Marketing for Frontier Airlines from July 1995 to May 2000. From 1993 to July 1995, Mr. Potter was Regional Director of Marketing for Pacific and Asia for McDonnell Douglas. Mr. Potter began his airline career in 1981 as a gate agent for Frontier Airlines.

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

     GREGORY D. ARETAKIS was appointed Vice President - Marketing in August 2000. He brings 23 years of aviation experience to Vanguard. Prior to coming to Vanguard, he was part of the startup team at Shuttle America, where he was Vice President of Marketing. He has held various airline marketing and planning positions at New York Air, Continental Express, Continental Airlines, and American Airlines.

     MARK R. CESTARI was appointed Vice President - Marketing Communications in March 2001. From November 1998 through March 2001, Mr. Cestari was Vice President - Marketing Communications for Shuttle America, a regional airline serving the northeastern United States. Mark has held executive positions with several marketing destination organizations, including the New Haven Convention and Visitors Bureau (1990 to 1992), the Greenville/Spartanburg Visitors Bureau (1992 to 1995) and the Providence Convention and Visitors Bureau (1996 to 1998).

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

     RONALD L. MCCLELLAN was appointed Vice President -
Maintenance and Engineering in June 2000. From March 1998 to June 2000, Mr. McClellan was Managing Director - Aircraft Acquisitions for Trans World Airlines. From June 1994 to March 1998 Mr.
McClellan was Vice President - Maintenance for the Company.  Mr.
McClellan has over thirty-three years aviation experience, primarily in maintenance and engineering management.

     WILLIAM F. MCKINNEY joined the Company in March 1996 as Chief Pilot and was appointed Vice President - Operations in April 1996. Prior to joining the Company, Captain McKinney served as a pilot for Trans World Airlines for 29 years, where he served most recently as General Manager of Flying (Chief Pilot) for the Western Region of the United States.

     JAMES B. MILLER joined the Company in April 1996 as Manager of Maintenance Programs and Planning was appointed to Director of Quality Assurance in July 1997, Vice President - Maintenance in March 1998 and Vice President - Engineering and Quality Assurance in August 1998. Prior to joining the Company, Mr. Miller was employed with Trans World Airlines for 28 years, most recently as Staff Vice President, Engineering and Quality Assurance.

     DAVID A. RESCINO was appointed Vice President - Finance and Chief Financial Officer in February 2001. From 1999 to 2001, Mr. Rescino was an aviation consultant in Dallas, Texas. From 1995 to 1999, Mr. Rescino was Chief Financial Officer of Aspen Mountain Air/Lone Star Airlines, a regional airline that served markets primarily from its Dallas/Forth Worth Hub. From 1988 through 1994, Mr. Rescino held various positions at Continental Express, including General Manager and Controller.

     ROBERT M. ROWEN was appointed Vice President, General Counsel and Secretary in January 2001. From 1994 through 1998, Mr. Rowen was Vice President and General Counsel of Reno Air, a regional jet airline operating on the west coast of the United States. From 1987 through 1994, Mr. Rowen was an attorney with Continental Airlines, most recently Staff Vice President and Deputy General Counsel. From 1981 through 1987, Mr. Rowen was an associate with the law firm Hughes Hubbard & Reed.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

    The Common Stock began trading publicly on the NASDAQ
SmallCap Market under the symbol "VNGD" on November 3, 1995. The following table sets forth, for the periods indicated, the high and low closing prices of the Common Stock as reported on the OTC Bulletin Board or the NASDAQ SmallCap Market, as the case may be. The Common Stock traded on the OTC Bulletin Board from December 16, 1996 to June 15, 1999, from which time the stock traded on the Nasdaq SmallCap Market. On May 20, 1999, the Company completed a one-for-five reverse stock split. Prices set forth below have been adjusted to reflect the split.

                                               HIGH     LOW
     1999                                      ----     ----

          First Quarter                        $5.47    $4.69
          Second Quarter                       $5.31    $3.88
          Third Quarter                        $7.63    $4.63
          Fourth Quarter                       $5.06    $3.19

     2000

          First Quarter                        $3.41    $2.38
          Second Quarter                       $2.69    $1.47
          Third Quarter                        $1.97    $1.25
          Fourth Quarter                       $1.53    $0.59

     2001
          First Quarter                        $1.689   $0.656

     The Company has not declared or paid dividends on its Common
Stock. The Company has never paid cash dividends and has no plans to do so. As of March 6, 2001, there were approximately 730 holders of record of Common Stock.

SALE OF UNREGISTERED SECURITIES

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of recent issues of unregistered securities. Each issue was made under an exemption from registration under the Securities Act of 1933 pursuant to
Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating data of the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The selected financial data in the table have been derived from the audited financial statements of the Company, which, for the three years ended December 31, 2000, are included elsewhere herein. The data should be read in conjunction with the Financial Statements of the Company and the related Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                   YEAR ENDED DECEMBER 31,
          2000        1999        1998         1997        1996
STATEMENT OF OPERATIONS DATA:
Total
operating
revenues  $131,776,172 $125,080,735 $104,268,542 $81,384,138 $68,653,101

Total
operating
expenses   156,562,280  130,102,510 102,814,267 106,758,900  92,503,417
           ------------------------------------------------------------
Operating
income
(loss)     (24,786,108)  (5,021,775)  1,454,275 (25,374,762)(23,914,316)
Total other
expense,
net         (1,245,518)    (126,688) (2,933,212) (2,871,241) (1,893,754)
            ------------------------------------------------------------
Net
loss      $(26,031,626)  (5,148,463) (1,478,937)(28,246,003) (25,808,070)

          ===============================================================
Net loss per
share (1)    $   (1.46)    $  (0.30)  $  (0.11)   $  (9.27)     $(14.25)

          ===============================================================

Weighted
average
common shares
outstanding
(1)         17,883,203   17,085,352 13,153,528   3,046,580    1,811,378

        =================================================================

OPERATING
DATA:  (2)

Revenue
passenger
miles
(RPMs)   963,223,088   854,802,727   702,003,589   767,239,664   667,845,140

Available
seat miles
(ASMs) 1,626,245,760 1,295,781,362 1,042,688,790 1,295,760,836 1,090,058,358

Load
factor
(percent)       59.2          66.0          67.3          59.2          61.3

Break-even
load factor
(3) (percent)   71.6          68.9          66.6          79.6          83.9

Passenger
yield per
RPM         $ 0.1294       $0.1382       $0.1393       $0.0998       $0.0973

Total revenue
per ASM     $ 0.0810       $0.0965       $0.1000       $0.0628       $0.0629

Operating
cost per
ASM         $ 0.0963       $0.1004       $0.0986       $0.0824       $0.0849

Block hours
flown         43,009        35,340        28,122        29,859        24,721

Average
flight length
(miles)          512           453           466           585           530

Operating
cost per
block hour   $ 3,640        $3,681        $3,656        $3,575        $3,742

Aircraft in
fleet (end
of period)        13            11             9             9             8

Cost of
Fuel (4)      $ 1.05        $ 0.67       $  0.58       $  0.74       $  0.79

BALANCE SHEET
DATA:

Cash and cash
equivalents $3,560,029  $6,904,903    $7,417,048    $1,082,712      $402,083

Working
capital
deficiency (29,257,182) (14,711,200)  (7,915,882)  (22,352,910)  (16,296,881)


Property and
equipment
net         12,208,822   10,849,511    8,131,453     5,484,684     5,049,658

Total
assets      39,118,077   38,167,387   33,646,583    24,763,884    20,318,247

Long-term
debt         2,037,136       --           --         1,900,000     5,000,000

Total
stockholders'
equity
(deficit)  (12,625,428)  1,677,862    5,783,872    (11,944,434)  (13,238,017)


[FN]

(1)  Restated to reflect one-for-five reverse stock split on May
     20, 1999.
(2) "REVENUE PASSENGER MILES" or "RPMS" represents the aggregate amount of miles flown by revenue passengers.
     "AVAILABLE SEAT MILES" or "ASMS" represents the number of seats available for passengers multiplied by the number of miles those seats are flown.
     "BREAK-EVEN LOAD FACTOR" represents the percentage of ASMs that must be flown for the airline to break-even after operating and interest expenses assuming non-passenger operations, primarily mail, operate at break-even. Break-even load factor is calculated by taking total expenses (see footnote (3)), minus non-passenger revenue, divided by ASMs, divided by passenger yield per RPM.
     "PASSENGER YIELD PER RPM" represents the total passenger revenue divided by RPMs.
     "TOTAL REVENUE PER ASM" represents total revenues divided by total ASMs.
     "OPERATING COST PER ASM" represents total operating expenses divided by total ASMs.
     "BLOCK HOURS FLOWN" represents the time between aircraft gate departure and aircraft gate arrival.
     "AVERAGE FLIGHT LENGTH" represents aircraft miles flown divided by the number of departures.
(3)  Excludes $768,039, $434,410, $2,629,785, $1,858,767, and
     $1,850,000 of noncash deferred debt issuance cost amortization for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively.
(4)  Includes into-plan fueling charges.



                         Quarterly Financial Data (unaudited)

                                Three Months Ended

                    March 31       June 30     September 30   December 31
                    --------       --------    ------------   -----------
2000
Operating revenues  $28,442,428   $37,647,729    $35,481,442   $30,204,573
Operating expenses   35,978,804    40,122,613     39,798,668    40,662,195
Operating income/
(loss)               (7,536,376)   (2,474,884)    (4,317,226)  (10,457,622)
Net income/
(loss)               (7,593,185)   (2,697,383)    (4,712,247)  (11,028,811)
Net income/
(loss) per share
  basic             $     (0.44)  $     (0.16)   $     (0.27)  $     (0.56)
  diluted           $     (0.44)  $     (0.16)   $     (0.27)  $     (0.56)

1999
Operating revenues  $24,907,016   $33,595,820    $35,443,547   $31,134,352
Operating expense    24,793,108    31,600,073     35,319,286    38,390,043
Operating income/
(loss)                  113,908     1,995,747        124,261    (7,255,691)
Net income/(loss)        41,389     1,954,293        189,894    (7,334,039)
Net income/(loss)
per share
  basic             $      0.00   $      0.11    $      0.01    $    (0.43)
  diluted           $      0.00   $      0.10    $      0.01    $    (0.43)


ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT OF FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND THAT ARE BASED ON MANAGEMENT'S BELIEFS. WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF WORKING CAPITAL, GENERAL ECONOMIC CONDITIONS, THE COST AND AVAILABILITY OF JET FUEL, AIRLINE ACCIDENTS OR INCIDENTS, UNSCHEDULED MAINTENANCE REQUIREMENTS, UNAVAILABILITY OF JET AIRCRAFT ON FAVORABLE TERMS, CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND AGGRESSIVE COMPETITION BY OTHER AIRLINES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "ITEM 1. BUSINESS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

    The Company was incorporated on April 25, 1994 and currently operates a value-priced, medium-to-long haul passenger airline
with a hub in Kansas City, Missouri.   The Company's operating
revenues are derived principally from the sale of airline services to passengers and are recognized when transportation is provided. Total operating revenues are primarily a function of capacity, fare levels and the number of seats sold per flight. The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to operating revenues and low profit margins.

     Any comparison of year-to-year results must take into consideration the substantial changes in the Company's route structure from 1998 through 2000. Revenues derived from routes generally build over a period of time and are substantially impacted by aggressive competitive responses of other airlines.

     During 2000 and 1999, the Company focused its growth on Chicago's Midway Airport, creating a small hub at Midway. Before revenues on the routes could build to profitable levels, the Company's traffic levels on certain routes were adversely impacted by the introduction of service and aggressive fare actions by several competitors. The Company determined it was unlikely to achieve profitable operations at Midway due to these actions and, in 2000, undertook a comprehensive review of its strategic alternatives. As a result of this review, the Company determined to refocus its route strategy on operating medium-to-long haul routes that connect through a hub in Kansas City. Although no assurance can be provided that profitability will be achieved or sustained, management believes the Company can profitably operate a hub at Kansas City for several reasons, the most significant of which are (i) the Company's cost structure is less than the cost structure of most airlines providing medium-to-long-haul service and (ii) Kansas City is a strong business market that is not dominated by a single airline.

     The Company had a net loss of $26.0 million or $1.46 per share for the year ended December 31, 2000 ("YE 2000"), as compared to a net loss of $5.1 million or $0.30 per share for the year ended December 31, 1999 ("YE 1999") and a net loss of $1.5 million or $0.11 per share for the year ended December 31, 1998 ("YE 1998"). Operating revenues increased 5 percent in YE 2000 from YE 1999 and 20 percent in YE 1999 from YE 1998, while operating expenses increased 20 percent in YE 2000 from YE 1999 and 27 percent in YE 1999 from YE 1998. The increase in expenses was attributable to the increased scope of operations and increases in the cost of fuel, offset by efficiencies from longer stage length and increased scope of operations. Revenues were impacted by several factors, including declines in yield attributable to aggressive competition on certain routes, changes in the Company's route structure and the need to offer introductory fares on new routes.

     The Company has begun several initiatives designed to increase its average fare levels, including modest fare increases, tighter control over inventory levels at discounted fares, and improved marketing to business travelers, including to travel agencies. The Company has contracted with Sabre Holdings Corporation to provide the Company's computerized reservation and check-in system for a period of five years, commencing in the second quarter of 2001. The transition to the Sabre system and the accompanying changes in other systems will result in a material increase in reservations and booking expense, although management anticipates the amount of such increases will be more than offset by an increase in sales due, in part, to he Sabre system providing the Company's flights improved display on travel agency reservation systems.

    As of March 20, 2001, the Company operates eleven leased Boeing 737-200 jet aircraft. The Company is returning certain of its 737-200 aircraft to the respective lessors and has committed to lease six used MD-80 series jet aircraft with deliveries scheduled in 2001. The Company intends to lease additional MD-80 series jet aircraft. The lease costs on the MD-80 series aircraft are approximately one-third higher than the lease costs on the Company's 737-200 aircraft, on a per-aircraft basis. However, most of the MD-80 series aircraft will seat 10 percent more passengers in the Company's configuration, which includes a business class cabin. Moreover, the MD-80 series aircraft are in general, newer aircraft and are expected to have greater reliability and lower annual maintenance expense.

   OPERATING REVENUES - 2000 COMPARED TO 1999

     Total operating revenues increased 5 percent to $131.8 million for YE 2000 from $125.1 million for YE 1999, while the Company's scope of operations, as measured by ASMs, increased 26 percent. The Company increased its average fares 6 percent, while the average stage length (length of flight) increased 13 percent, resulting in a 6 percent decline in passenger yield. The Company's departures increased 10 percent, but its number of passengers remained flat, resulting in a 6.8 percentage point drop in passenger load factor. The Company's passenger load factor dropped further in January 2001 as a result of changes to the Company's route system and has increased since January 2001.

     The Company's revenue passenger miles (RPMs) increased 13 percent to 963 million for YE 2000 from 855 million for YE 1999, primarily as a result of the increase in average stage length following the reconfiguration of the Company's route structure to a Kansas City hub offering medium-to-long haul connecting service. During YE 2000, the Company discontinued service to Cincinnati and from Chicago Midway to Minneapolis, Pittsburgh and Cincinnati, while adding service from Kansas City to New Orleans in July, Los Angeles in October, New York-LaGuardia in October, and Austin, Texas in December.

     Due to increased fuel costs, the Company initiated a fuel surcharge for certain routes beginning in April 2000 and continuing for the remainder of the year. These charges were recognized as passenger revenue as travel was flown.

     Certain passengers who do not complete their travel as scheduled are entitled to a credit toward future travel for up to 180 days. Non-refundable fares that are forfeited as well as estimated forfeitures of future travel credits are recognized in passenger revenue. These revenues totaled $9.4 million in YE 2000 and $12.4 million for YE 1999. Other revenues consist of service fees from passengers who change flight reservations on nonrefundable fares, charter revenue, liquor sales, and mail cargo revenues. Service fees were $4.8 million in YE 2000 and $5.1 million for YE 1999.

   OPERATING EXPENSES - 2000 COMPARED TO 1999

     The following table sets forth certain categories of expense as a percentage of total operating revenues and calculated as a cost per available seat mile:


                            Year ended December 31,
                   ----------------------------------------
                         2000                          1999
                        ------                         -----
               Percent of        Cents         Percent of       Cents
               Revenues          Per ASM       Revenues         Per ASM
               -----------------------------------------------------------
Total operating
revenues       100.0 percent     8.10 cents    100.0 percent    9.65 cents
               ===========================================================
Operating expenses:
Flying
operation       22.5 percent     1.82 cents     19.0  percent   1.84 cents
Aircraft fuel   28.9             2.34           16.3            1.57
Maintenance     22.8             1.85           23.3            2.25
Passenger
  service        6.4             0.52            6.0            0.58
Aircraft and
  traffic
  servicing     17.8             1.44           16.7            1.61
Promotion
  and sales     14.3             1.16           16.1            1.55
General and
administrative   3.3             0.27            3.4            0.33
Depreciation and
 amortization    2.8             0.22            3.2            0.31
               ------------------------------------------------------------
Total operating
expenses       118.8             9.62          104.0           10.04
Total other
expense,net     (1.0)           (0.08)          (0.1)          (0.01)
               ------------------------------------------------------------
Net loss       (19.8) percent   (1.60) cents    (4.1) percent  (0.40) cents
               =============================================================

     Flying operations expenses increased 25 percent in YE 2000, in proportion to the increased scope of operations as measured by ASMs. Flying operations expense decreased on a cents per ASM basis to 1.82 cents for YE 2000 from 1.84 cents for YE 1999.

     Aircraft fuel expense increased 86 percent in YE 2000 from YE 1999. The average price per gallon of fuel (including taxes and into-plane costs) increased 58 percent to $1.05 per gallon in YE 2000 from $0.67 per gallon in YE 1999. This increase in the cost of fuel accounted for approximately $13.7 million of the increase in total operating expenses in YE 2000 over YE 1999. Consumption of gallons of fuel increased 18 percent in YE 2000 from YE 1999, as the increase in scope of operations was partly offset by the greater efficiency from operating a longer average stage length.

     Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. The Company accrues an expense for engine overhauls and heavy airframe maintenance based on aircraft usage and expenses minor and unscheduled maintenance as incurred. Maintenance expenses increased 3 percent in YE 2000 from YE 1999, considerably less than the 25 percent increase in operations. Maintenance expense decreased on a cents per ASM basis to 1.85 cents for YE 2000 from 2.25 cents for YE 1999 because of significant unscheduled maintenance events in YE 1999 which did not recur in YE 2000.

     Aircraft and traffic servicing expense increased 13 percent in YE 2000 from YE 1999.. On a cents per ASM basis, aircraft and traffic servicing expenses decreased to 1.44 cents for YE 2000 from 1.61 cents for YE 1999 due in part to the longer average length of haul. Measured on a unit cost per departure, aircraft servicing and traffic expense increased slightly, as the number of departures increased only 10 percent over the same period. Higher costs per departure for airports served in YE 2000 were partly offset by approximately $1.0 million savings in landing fees at Chicago-Midway as a result of the Company's obtaining signatory status and a partial rebate of prior fees charged.

     Promotion and sales expenses decreased 6 percent in YE 2000 from YE 1999. A reduction in travel agency commission rates to 5 percent from 8 percent in October 1999 reduced agency commissions approximately $1.2 million in YE 2000 over the prior year. The Company's implementation of internet booking capability in October 1999 resulted in an estimated $0.5 million decrease in reservation expense in YE 2000 as compared to the prior year. On a cents per ASM basis, promotion and sales expense decreased to
1.16 cents for YE 2000 from 1.55 cents for YE 1999.

   Other expense, net consists primarily of debt issuance cost amortization, interest income and interest expense. In order to obtain guarantees and letters of credit to secure its credit card processor, the Company has issued certain stockholder warrants, as further discussed below. The estimated fair value of the warrants issued was $0.2 million for YE 2000 and $0.9 million for YE 1999. These amounts were recorded as deferred debt issuance costs and were amortized to expense over the term of the guarantee. Interest income decreased during the YE 2000 as a result of the Company's reduced cash position.

   OPERATING REVENUES - 1999 COMPARED TO 1998

     Total operating revenues increased 20 percent to $125.1 million for YE 1999 from $104.3 million for YE 1998. This increase was primarily attributable to a 27 percent increase in the number of passengers and a 24 percent increase in ASMs, a
measure of capacity, in YE 1999 as compared to YE 1998.    RPMs
increased 22 percent to 855 million during YE 1999 from 702 million during YE 1998, proportionate to the increase in capacity. The Company terminated service from Kansas City to San Francisco in January 1998 and service from Kansas City to New York City-JFK in May 1998. In 1999, the Company commenced service to Buffalo/Niagara Falls in May and Cincinnati in April. In YE 1999, the average stage length decreased 13 miles to 453 miles from 466 miles. Load factor decreased one percentage point to 66 percent for YE 1999 from 67 percent for YE 1998.

     Passenger yield per RPM decreased 1 percent to 13.8 cents in YE 1999 from 13.9 cents in YE 1998. In late August and early September of 1998, the Company benefited from the pilot strike at one of its competitors through increased ticket sales. The Company's load factor, passenger revenue and related yield, operating costs and cost per ASM benefited in YE 1998 as a result of the strike.

     Certain passengers who do not complete their travel as scheduled are entitled to a credit. The value of unused reservations that are not entitled to a credit as well as the value of expired credits are recognized in passenger revenue. In YE 1999 the Company changed its policy to forfeit the value of unused reservations where a passenger has flown one segment of a roundtrip. These revenues totaled $12.4 million (10 percent of total operating revenues) for YE 1999, as compared to $8.6 million (8 percent of total operating revenues) for YE 1998. The Company also generates operating revenues as a result of service charges from passengers who change flight reservations. These service charges were $5.0 million (5 percent of total operating revenues) and $5.1 million (4 percent of operating revenues) in YE 1999 and YE 1998, respectively.

   OPERATING EXPENSES - 1999 COMPARED TO 1998

     The following table sets forth certain categories of expense as a percentage of total operating revenues and calculated as a cost per available seat mile:

                               Year ended December 31,
                          ---------------------------------
                            1999                          1998
                           ------                         -----
                 Percent of       Cents        Percent of      Cents
                 Revenues         Per ASM      Revenues        Per ASM
                 ---------------------------------------------------------
Total operating
revenues          100.0 percent   9.65 cents   100.0 percent   10.00 cents
                  ========================================================
Operating expenses:
 Flying
  operations       19.0 percent  1.84 cents     17.3 percent    1.73 cents
 Aircraft fuel     16.3          1.57           13.2            1.32
 Maintenance       23.3          2.25           21.0            2.10
 Passenger service  6.0          0.58            6.4            0.64
 Aircraft & traffic
    servicing      16.7          1.61           16.2            1.62
 Promotion and
    sales          16.1          1.55           17.9            1.79
 General and
    administrative  3.4          0.33            3.9            0.39
 Depreciation and
    amortization    3.2          0.31            2.7            0.27
                   ------------------------------------------------------
Total operating
 expenses         104.0         10.04           98.6            9.86
Total other
expense, net       (0.1)        (0.01)          (2.8)          (0.28)
                  -------------------------------------------------------
Net loss          (4.1) percent (0.40) cents    (1.4) percent  (0.14) cents

                 ========================================================

     Flying operations expenses increased 32 percent for YE 1999 from YE 1998, as a result of the increase in the average number of aircraft in the fleet from 9.0 to 11.1 and the associated volume increases in gross aircraft rent and in pilot pay. Pilot pay increased as a result of wage per hour increases in late 1998. Block hours increased to 35,340 in YE 1999 from 28,122 hours in YE 1998. Flying operations expense increased on a cents per ASM basis to $1.84 for YE 1999 from $1.73 for YE 1998.

     Aircraft fuel expenses increased 49 percent for YE 1999 from YE 1998. Higher fuel expense was directly related to the increase in block hours flown by the Company as well as an increase in cost per gallon in YE 1999 versus YE 1998. The average price per gallon of fuel (including taxes and into-plane costs) increased 16 percent to $0.67 in YE 1999 from $0.58 in YE 1998.

     Maintenance expenses include all maintenance-related labor, parts, repairs, supplies and other expenses related to the upkeep of aircraft. The Company accrues an expense for engine overhauls and heavy airframe maintenance based on aircraft usage and expenses minor and unscheduled maintenance as incurred. Maintenance expenses increased 33 percent for YE 1999 from YE 1998, due to fleet growth ($2.8 million), expense associated with significant unscheduled maintenance events, maintenance associated with the return of aircraft at the expiration of leases ($2.4 million) and adjustments of engine and airframe accruals based on actual results ($1.6 million).

     Aircraft and traffic servicing expenses increased 23 percent for YE 1999 from YE 1998. Aircraft and traffic servicing expenses decreased on a cents per ASM basis to 1.61 cents for YE 1999 from 1.62 cents for YE 1998, as a result of the increased efficiencies from the 24 percent increase in ASMs and the Company's provision of its own underwing ground handling services in Kansas City effective July 1998.

     Promotion and sales expenses increased 8 percent in YE 1999 from YE 1998. This increase was primarily the result of the increase in the number of cities served. The increase was significantly less than the increase in the Company's capacity as a result of the Company providing its own reservation services commencing April 1998 and a reduction in overall advertising expense per passenger booking.

     General and administrative expense increased 4 percent YE 1999 from $4.1 million (4 percent of operating revenues) in YE 1998. The increase in general and administrative expenses in YE 1999 as compared to YE 1998 is the result of increases in salaries and bonuses which were somewhat offset by decreases in outside services.

     Depreciation and amortization expenses increased 45 percent in YE 1999 from YE 1998. This increase was primarily due to an increase in rotable aircraft parts inventory of approximately $2.0 million, $2.8 million associated with acquisition of aircraft in 1999; and the purchase of new telephone switchboards for the reservation center and corporate headquarters in YE 1999.

     Other expense, net consists primarily of debt issuance cost amortization, interest income and interest expense. In connection with the guarantees and the letters of credit issued on behalf of its credit card processor, the Company issued warrants to purchase shares of Common Stock at an exercise price of $5.00 per share. The warrants vest quarterly in amounts dependent on the Company's exposure under the letter of credit, as defined in the respective agreement. The $0.9 million estimated fair value of the warrants, was recorded as deferred debt issuance costs and is being amortized to expense over the terms of the related guarantees. Interest expense decreased during YE 1999 as a result of the payoff of a line of credit in August 1998 as well as the conversion of demand notes payable to related parties to preferred stock and common stock in March 1998 and May 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from public and private sales of equity and debt securities, primarily to its principal stockholders. During the twelve months ended December 31, 2000, two principal stockholders of the Company invested $11.5 million in the Company, as further discussed below.

     As a result of the Company's operating losses and limited financial resources, the Company's independent auditors have expressed a "going concern" qualification on the Company's financial statements. As of December 31, 2000, the Company had a working capital deficit of $29.3 million.

     Over the short term, the Company's continued operations are dependent upon additional financings. The Company is currently seeking additional debt and/or equity financing; no assurance can be made that such financing will be made available on terms satisfactory to the Company. Failure to raise additional funds in the future could result in the Company significantly curtailing or ceasing operations.

     The Company continues actions designed to achieve long-term profitability and improve its capital resources. Management's strategy to achieve long-term profitability include building connecting traffic at its Kansas City hub through strategic routes, improved customer service, adding new cities to increase connecting opportunities, increasing efforts to attract and retain price-sensitive business travelers and continuing cost savings programs. There can be no assurance that such efforts will be successful.

     The Company's Accounts Receivable increased to $4.5 million as of December 31, 2000, from $1.3 million as of December 31, 1999, primarily due to an increase in recoverable supplemental maintenance deposit with lessors for aircraft returned from maintenance check.

     The Company's Accounts Payable increased to $18.5 million as of December 31, 2000, from $7.8 million as of December 31, 1999, primarily as a result of increases in the average age of payables as the Company's preserved its cash resources and the Company's arrearages on aircraft lease payments discussed below.

     In late 2000, the Company ceased making payments on its aircraft leases and entered into negotiations with its lessors to defer rental payments coming due through June 2001. The Company has executed agreements with lessors of nine aircraft agreeing to the deferral terms and has negotiated the principal terms of agreements with the lessor of three aircraft agreeing to deferral terms. Pursuant to the agreements, deferred rent will be repaid over time, with interest, commencing July 1, 2001.

     The Company expects to expend approximately $5 million on various capital expenditures in 2001, which are primarily related to improvements to aircraft, increased aircraft parts inventory levels, additional heavy ground equipment and improvements to its computer systems, including the Company's switch to Sabre as its host reservations system.

     The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. The Company has agreed with Pegasus Aviation to lease six MD-80 aircraft during 2001, the first of which was delivered to the Company on March 22, 2001. The remaining aircraft are scheduled to be delivered beginning in April 2001. The Company is required to provide lease deposits aggregating $1.8 million with respect to these aircraft, of which $1.2 million was deposited in the first quarter of 2001.

     Nearly all of the Company's advance ticket sales are charged to credit cards. The Company provides collateral to secure the bank, which processes the Company's credit cards and pays the credit card receivable. The amount of required collateral varies in direct relation to the Company's air traffic liability: as ticket sales and air traffic liability increase, the Company must either provide additional collateral satisfactory to the bank or allow cash to be held by the bank as collateral. Currently, the Company has provided letters of credit from its principal stockholders in the aggregate amount of $4 million (as discussed below) and a surety bond in the amount of $8 million (as discussed below) to secure the bank. The bank's exposure (as computed under the credit card processing agreement) has exceeded $12 million and, as of March 23, 2001, the bank held $0.2 of cash as additional collateral.

     The $8 million surety bond referenced above is cancelable by its issuer on 90 days' notice. The Company has had discussions with the issuer of the bond to gradually replace the bond with alternative collateral, and has had discussions with third parties about providing such replacement collateral but does not currently have firm commitments from a third party to provide replacement collateral. Management believes that satisfactory arrangements to provide substitute collateral may be worked out on a schedule satisfactory to the issuer of the bond.

     On September 8, 2000, the Company issued common stock and common stock warrants to The Hambrecht 1980 Revocable Trust and the J. F. Shea Company (together, the "Investors") in exchange for the cancellation of $4,051,942 of short-term indebtedness, at a rate of one share of common stock and one warrant to purchase a share of common stock for each $1.7173 of indebtedness converted. The Investors received, in the aggregate, 2,359,223 common shares and warrants to purchase an additional 2,359,223 shares. The warrants are exercisable through September 8, 2007, originally at an exercise price of $1.89 per share. As a result of anti-dilution provisions contained in the purchase documents and the further stock issues discussed below, the exercise price of the warrants currently is $1.29 per share and the Company has issued
an additional 1,103,593 shares to the Investors.   The
indebtedness exchanged by the Investors evidenced cash amounts previously advanced by the Investors.

     On December 15, 2000, the Company issued to the Investors, in exchange for $4,000,000 cash and the cancellation of $3,500,000 of short-term indebtedness, 100,000 shares of a new issue of Series B Preferred Stock with an aggregate liquidation preference of $7,500,000 and warrants to purchase 6,410,256 shares of common stock, originally at an exercise price of $1.29 per share. As a result of anti-dilution provisions contained in the warrants and the further transactions discussed below, the exercise price of the warrants currently is $1.17 per share.

     On December 29, 2000, the Company entered into a sale/repurchase agreement with an aircraft components company that is accounted for as $3,000,000 in longterm debt in the financial statements. The Company received approximately $2,600,000 in cash net of the repayment, a security deposit and transaction costs. The Company's repurchase obligation is secured by various aircraft parts and ground equipment and is payable in monthly installments through December 2003, including interest at prime plus 2.5 percent (12.0 percent at December 31, 2000).

     This sale/repurchase agreement provides for the Company to borrow up to an additional $1,000,000 under substantially the same terms as the initial obligation. As of December 31, 2000, no additional borrowings had been made against this facility.

     On February 14, 2001, the Investors agreed to renew two-year letters of credit aggregating $4,000,000 in favor of the Company's credit card processor. In consideration for the establishment of the letters of credit, the Company issued to the Investors warrants to purchase up to an aggregate of 4,000,000 shares of common stock at an exercise price of $1.17. Upon execution of the letter of credit, the Company issued 800,000 of the warrants which immediately vest. The remaining warrants will vest over the remaining term of the letters of credit depending on the amount of exposure.

          On March 9, 2001, the Company issued 162,500 shares of a new issue of Series C Convertible Preferred Stock to Vanguard Acquisition Company, a subsidiary of Pegasus Aviation, in exchange for a capital investment of $3,250,000. The Series C Convertible Preferred Stock has a liquidation preference of $20 per share, subject to annual accretion over three years, and is convertible into common stock at a price of $1.25 per share of common stock.

     The Company's Series B Preferred Stock and certain warrants issued in the transactions discussed above contain anti-dilution protection entitling the holder of such instruments to adjustments in the stock conversion price or exercise price upon the issuance of further shares of common stock at a price less than $1.17 per share.

     The net proceeds from the investments described above were added to the Company's working capital and used to fund the Company's operating cash requirements and to fund security deposits on aircraft leased to the Company.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

     The Company's earnings are affected by changes in the price and availability of aircraft fuel. At the present time, management does not utilize fuel price hedging instruments to reduce the Company's exposure to fluctuations in fuel prices. Any substantial increase in the price of fuel, or any curtailment in the availability of fuel, could have an adverse effect on the Company. The price the Company pays for aviation fuel has varied from $1.05 to $0.58 per gallon over the last three years. General market conditions could result in further substantial increases in the price per gallon of fuel. Based on actual fuel usage during YE 2000, each 10 cent increase in the price per gallon of fuel adds $3.5 million of annual expense to the Company. Although the Company has sought from time to time to pass increases in fuel costs through to consumers (in accordance with general practice in the industry), such efforts may put the Company at a competitive disadvantage and may result in decreases in traffic that offset the increase in ticket prices.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the financial statements and schedule and Report of Independent Auditors included later in this report under Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 17, 2001 under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 17, 2001 under the caption "Executive Compensation" is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Executive Compensation and Stock Option Committee Report" and "Company Performance").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information contained in the Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 17, 2001 under the caption "Voting Securities and Principal Holders Thereof" is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 17, 2001 under the caption "Certain
Transactions" is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS
          ON FORM 8-K

     (a)  Financial Statements.

          (1)  Audited Financial Statements:

               Report of Independent Auditors              27

               Balance Sheets -
               December 31, 2000 and December 31, 1999     28

               Statements of Operations for the years
               ended December 31, 2000, 1999 and 1998      30

               Statements of Stockholders' Equity
               (Deficit) for the years ended
               December 31, 2000, 1999 and 1998            31

               Statements of Cash Flows for the
               years ended December 31, 2000, 1999
               and 1998                                    33

               Notes to Financial Statements               35

          (2)  The following financial statement
               schedule is included herein:

               Schedule II - Valuation and
                             Qualifying Accounts          55

          All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (3) The exhibits required to be filed by this item are set forth in paragraph (c) below:

     (b)  Reports on Form 8-K.

          None.

     (c)  Exhibits.

          3.1 Restated Certificate of Incorporation, as amended of Registrant. (filed as Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

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

          3.4   Certificate of Designation of Series B
                Preferred Stock of Registrant.

          3.5   Certificate of Designation of Series C
                Preferred Stock of Registrant.

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

          10.8 Supplementary Lease Agreement, dated as of October 28, 1997, between US Air,Inc. and Registrant (filed as Exhibit 10.8 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

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

          10.11 Amendment No. 1 to Lease Agreement, by and between Registrant and First Security Bank as owner, trustee and successor-in-interest to U.S. Airways, Inc. (f/k/a U.S. Air, Inc.) (filed as Exhibit 10. 1 to Registrant's Form 10-Q for the Quarterly Period Ended June 30, 1997 and incorporated herein by reference.).

          10.12 Amendment No. 2 to Lease Agreement, by and between Registrant and First Security Bank as owner, trustee and successor-in-interest to U.S. Airways, Inc. (f/k/a U.S. Air, Inc.) (filed as Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.).

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

          10.18 Aircraft Lease Agreement (MSN 22979), dated as of January 5, 1999 between AeroUSA, Inc. and the Registrant (filed as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

          10.19 Aircraft Lease Agreement (MSN 21735), dated as of January 5, 1999 between AeroUSA, Inc. and the Registrant (filed as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

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

          10.22 Aircraft Lease Agreement (MSN 22122), dated as of
                October 19, 1999 between Aircraft 22122, Inc. and the Registrant (filed as Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

          10.23 Aircraft Lease Agreement (MSN 22882), dated as of February 22, 2000 between US Airways,
                Inc. and the Registrant (filed as Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

          10.28 Lease, dated July 15, 1999, between the
                Gerson Company and Registrant (filed as Exhibit 10.28 to the Registrant's Form 10-K for the year ended
                December 31, 1999 and incorporated herein by refernce).

          10.29 Shopping Center Lease, dated February 28,
                1996, between the Registrant and Southern
                Hills Center, L.L.C. (Lawrence, KS Office)
                (filed as Exhibit 10.31 to the Registrant's
                Form 10-K for the year ended December 31,
                1995).

          10.30 Second Amendment and Restated Warrant
                Purchase Agreement among Registrant and
                certain of its stockholders (filed as Exhibit
                10.18 to theRegistrant's Registration
                Statement No. 33-96884 and incorporated
                herein by reference).

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

          10.35 Agreement between Registrant and the Pilots of Registrant as represented by the Vanguard
                Airlines Pilots Association, effective June 1,
                2000.

          10.36 Employment Agreement dated May 18, 2000 between the Registrant and Jeff S. Potter.

          10.37 Employment Agreement dated January 29, 2001 between the Registrant and Robert M. Rowen.

          10.38 Form of Warrant to Purchase Common Stock of Vanguard Airlines, Inc., dated September 8, 2000, (filed as Exhibit 10.2 and 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2000).

          10.39 Form of Warrant to Purchase Common Stock of
                Registrant, dated December 18, 2000.

          10.40 Form of Warrant to Purchase Common Stock of
                Registrant, dated February 13, 2001.

          10.41 Registrant's 2000 Stock Option Plan, as adopted February 24, 2000.

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

               Report of Independent Auditors

The Board of Directors and Stockholders
Vanguard Airlines, Inc.

We have audited the accompanying balance sheets of Vanguard Airlines, Inc. (the Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Airlines, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency and net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                        Ernst & Young LLP
Kansas City, Missouri
February 23, 2001, except for Note 13,
 as to which the date is March 15, 2001


                    Vanguard Airlines, Inc.
                         Balance Sheets

                                 DECEMBER 31
                            2000               1999
ASSETS
Current assets:
Cash and cash equivalents  $  3,560,029     $  6,904,903
Accounts receivable, less
allowance for doubtful
accounts of $291,563 in 2000
 ($96,000 in 1999)            4,547,516        1,295,515
Inventories                   1,221,018        1,321,047
Prepaid expenses and other
  current assets              1,428,319        1,835,125
Current portion of supplemental
   maintenance deposits       3,189,848        5,351,279
                           --------------    -------------
Total current assets         13,946,730       16,707,869

Property and equipment, at cost:
Aircraft improvements and
  leasehold costs             6,245,353        7,626,144
Aircraft engines and
  rotable inventory           9,699,536        7,763,835
Reservation system and
  communication equipment     1,804,783        1,804,783
Other property and equipment  5,436,729        4,777,339
                           --------------    --------------
                             23,186,401       21,972,101
Less accumulated
   depreciation
   and amortization         (10,977,579)     (11,122,590)
                           -------------     ------------
                             12,208,822       10,849,511

Other assets:
Supplemental maintenance deposits,
  less current portion        6,441,817        4,168,617
Deferred debt issuance costs      -              595,038
Leased aircraft deposits      3,699,000        3,428,000
Fuel and security deposits      996,118          708,030
Other                         1,825,590        1,710,322
                           ------------     -------------
                             12,962,525       10,610,007
                           ------------     -------------
Total assets                $39,118,077      $38,167,387
                           =============     ============

                                 DECEMBER 31
                          2000               1999
LIABILITIES AND
STOCKHOLDERS' EQUITY
 (DEFICIT)
Current liabilities:
Accounts payable          $  18,467,314     $  7,822,040
Accrued expenses              4,258,688        4,701,841
Current portion of accrued
  maintenance                11,842,792       10,057,044
Air traffic liability         7,437,386        8,649,452
Current portion of capital
  lease obligations             304,511          188,692
Current portion of
  long-term debt                893,221              -
                             ----------      ------------
Total current liabilities    43,203,912       31,419,069

Accrued maintenance,
 less current portion         6,319,220        4,713,701

Capital lease obligations,
  less current portion          183,237          356,755

Long-term debt,
less current portion          2,037,136             -

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock - Series A,
   $.001 par value:
   Authorized shares - 450,000
   Issued and outstanding
   shares - 302,362
   Liquidation
   preference - $3,023,620          302              302
Preferred stock - Series B,
   $.001 par value:
   Authorized shares - 100,000
   Issued and outstanding shares -
   100,000 in 2000
   Liquidation
   preference - $7,500,000         100                 -
Common stock, $.001 par value:
   Authorized shares - 100,000,000
   Issued and outstanding shares -
   20,572,737 in 2000
   (17,107,617 in 1999)         20,573           17,108
Additional paid-in capital  89,704,683       77,979,912
Accumulated deficit       (102,351,086)     (76,319,460)
                          ------------       ----------
Total stockholders'
equity (deficit)           (12,625,428)       1,677,862
                          ------------       ----------
Total liabilities
and stockholders'
equity (deficit)         $  39,118,077      $38,167,387
                          ============      ===========
See accompanying notes.

                    Vanguard Airlines, Inc.
                    Statements of Operations

                              YEAR ENDED DECEMBER 31
                            2000           1999        1998
Operating revenues:
Passenger revenue       $124,607,839   $118,126,125 $97,810,522
Other                      7,168,333      6,954,610   6,458,020
                          ----------    -----------  -----------
Total operating
    revenues             131,776,172    125,080,735 104,268,542

Operating expenses:
Flying operations         29,664,260     23,821,216  17,997,741
Aircraft fuel             38,019,709     20,388,390  13,725,011
Maintenance               30,084,576     29,124,877  21,928,784
Passenger service          8,412,539      7,519,973   6,677,818
Aircraft and traffic
  servicing               23,476,356     20,830,769  16,941,063
Promotion and sales       18,897,558     20,100,628  18,680,369
General and administrative 4,348,282      4,246,920   4,065,266
Depreciation and
amortization                3,659,000     4,069,737   2,798,215
                         ------------   -----------  ----------
Total operating expenses  156,562,280   130,102,510 102,814,267
                          ===========   =========== ===========
Operating income (loss)   (24,786,108)   (5,021,775)  1,454,275

Other income (expense):
 Deferred debt issuance
cost amortization            (768,038)     (434,410) (2,629,785)
Interest expense             (137,205)      (16,865)   (516,626)
Interest income               282,849       508,366     213,199
Other                        (623,124)     (183,779)       -
                         -------------   ----------- -----------
Total other expense, net   (1,245,518)     (126,688) (2,933,212)
                         -------------   ----------- -----------
Net loss                 $(26,031,626) $ (5,148,463) $(1,478,937)
                         ============= ============= ============

Net loss per share -
basic and diluted        $     (1.46)  $      (0.30) $     (0.11)
                         ============  ============= ============
Weighted-average common shares
outstanding               17,883,203     17,085,352   13,153,528
                         ============  ============ =============
See accompanying notes.

                              Vanguard Airlines, Inc.
                    Statements of Stockholders' Equity (Deficit)

                            CONVERTIBLE       CONVERTIBLE
                           PREFERRED STOCK  PREFERRED STOCK
                              SERIES A         SERIES B        COMMON STOCK
                          SHARES     AMOUNT  SHARES   AMOUNT  SHARES   AMOUNT
Balance at December 31, 1997     -   $  -       -   $  -      9,139,182  $9,140
Issuance of warrants             -      -       -      -        -           -
Amortization of deferred
stock compensation               -      -       -      -        -           -
Issuance of Series A Preferred
Stock and warrants to purchase
common stock through conversion
of related-party notes payable 302,362 302      -      -        -           -
Issuance of common stock through
conversion of related-party
notes payable                    -       -      -      -     4,225,954   4,226
Issuance of common stock through
exercise of warrants             -       -      -      -     2,060,000   2,060
Issuance of common stock through
cashless exercise of warrants    -       -      -      -     1,622,187   1,622
Exercise of stock options        -       -      -      -        27,139      27
Net loss                         -       -      -      -          -         -
                              ------------------------------------------------
Balance at December 31, 1998  302,362  302      -      -    17,074,462  17,075
Issuance of warrants             -       -      -      -          -         -
Amortization of deferred
stock compensation               -       -      -      -          -         -
Exercise of stock options        -       -      -      -        33,155      33
Net loss                         -       -      -      -          -         -
                              -------------------------------------------------
Balance at December 31, 1999  302,362  302      -      -    17,107,617   17,108
Issuance of warrants             -       -      -      -          -         -
Issuance of Series B Preferred
Stock for $4 million cash and
conversion of $3.5 million
of related-party notes payable   -       -   100,000  100         -         -
Issuance of common stock
pursuant to antidilutive
provisions effective upon
Series B Preferred
Stock issuance                   -       -      -      -     1,103,593   1,104
Issuance of common stock through
conversion of $4 million of
related-party notes payable
and $51,492 of accrued
interest                         -       -      -      -     2,359,223    2,359
Exercise of stock options        -       -      -      -         2,304     2
Net loss                         -       -      -      -       -           -
                              -------------------------------------------------
Balance at December 31, 2000  302,362  $302  100,000  $100  20,572,737  $20,573
                              =================================================
See accompanying notes.

                              Vanguard Airlines, Inc.
                   Statement of Stockholders' Equity (Deficit) (Continued)

                                                                    Total
                        Additional                    Deferred   Stockholders'
                         Paid-In      Accumulated      Stock       Equity
                         Capital        Deficit    Compensation   (Deficit)
Balance at
December 31, 1997      57,790,044   $ (69,692,060)   $(51,558)  $(11,944,434)
Issuance of warrants      490,000          -             -           490,000
Amortization of deferred
stock compensation          -              -          34,380          34,380
Issuance of Series A
Preferred Stock and warrants
to purchase common stock
through  conversion of
related-party notes
payable                 2,921,445           -            -         2,921,747
Issuance of common
stock through conversion
of related-party
notes payable          10,560,661           -            -        10,564,887
Issuance of common
stock through exercise
of warrants             5,147,940           -            -         5,150,000
Issuance of common
stock through cashless
exercise of warrants       (1,622)          -            -             -
Exercise of stock options  46,202           -            -            46,229
Net loss                      -        (1,478,937)       -        (1,478,937)
                       ----------     ------------    --------   ------------
Balance at
December 31, 1998      76,954,670     (71,170,997)    (17,178)     5,783,872
Issuance of warrants      946,000           -            -           946,000
Amortization of deferred
stock compensation          -               -          17,178         17,178
Exercise of options        79,242           -            -            79,275
Net loss                    -          (5,148,463)       -        (5,148,463)
                      ------------   --------------   ---------- ------------
Balance at
December 31, 1999      77,979,912     (76,319,460)       -         1,677,862)
Issuance of warrants      173,000            -           -           173,000
Issuance of Series B
Preferred Stock for $4
million cash and conversion
of $3.5 million of related-
party notes payable     7,499,900            -           -         7,500,000
Issuance of common stock
pursuant to antidulitive
provisions effective
upon Series B Preferred
Stock issuance            (1,104)            -            -            -
Issuance of common stock
through conversion of $4
million of related-party
notes payable and $51,492
of accured interest     4,049,133            -            -       4,051,492
Exercise of stock options   3,842            -            -           3,844
Net loss                      -       (26,031,626)        -     (26,031,626)
                      -----------    -------------  ---------- -------------
Balance at
December 31, 2000     $89,704,683    $(102,351,086)       -    $(12,625,428)
                      ===========    =============   ========= =============

                        Vanguard Airlines, Inc.

                        Statements of Cash Flows


                               YEAR ENDED DECEMBER 31
                            2000           1999            1998
OPERATING ACTIVITIES
Net loss                $(26,031,626)   $(5,148,463)  $ (1,478,937)
Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities:
Depreciation               2,458,923      2,504,888     1,519,808
Amortization               1,200,077      1,564,849     1,278,407
Loss on disposal of
  property and equipment        -            37,390          -
Deferred debt issuance
  cost amortization          768,038        434,410     2,629,785
Compensation related
  to stock options              -            17,178        34,380
Provision for uncollectible
  accounts                   290,191        109,014        10,895
Provision for expendable and
rotable inventory obsolescence  -              -          433,000
Changes in operating assets
  and liabilities:
Accounts receivable       (3,542,192)       625,780       271,235
Inventories                  100,029       (152,993)     (358,434)
Prepaid expenses and other
current assets               701,806       (812,172)      (11,536)
Supplemental maintenance
   deposits                 (111,769)        91,435    (1,842,632)
Accounts payable          10,645,274      1,973,405      (247,268)
Accrued expenses            (391,661)     1,639,018       176,226
Accrued maintenance        1,628,326      2,090,997     1,472,805
Air traffic liability     (1,212,066)       419,230     2,241,137
Deposits and other          (634,356)    (1,664,365)     (143,907)
                       --------------   ------------   -----------
Net cash provided by
  (used in) operating
  activities             (14,131,006)     3,729,601     5,984,964
                      ===============   ============  ============

INVESTING ACTIVITIES
Purchases of property
   and equipment         (3,080,759)    (4,158,855)    (5,844,984)

FINANCING ACTIVITIES
Proceeds from issuance
  of notes payable to
  related parties         7,500,000         -           3,000,000
Proceeds from the issuance
   of preferred stock     4,000,000         -              -
Proceeds from line of
  credit borrowings           -             -           1,900,000
Principal payments on
  line of credit              -             -          (3,800,000)
Net proceeds from issuance
  of long-term debt       2,595,357         -             275,000
Proceeds from sale of
  common stock and the exercise
   of stock options and warrants,
   net of offering costs      3,844       79,275        5,196,229
Offering costs incurred on
  issuance of preferred stock
  through conversion of
  related-party notes payable  -           -             (101,873)
Principal payments on notes
  payable and capital lease
  obligations              (232,310)    (162,166)        (275,000)
                          -----------------------------------------
Net cash provided by (used in)
   financing activities  13,866,891      (82,891)       6,194,356
                         -----------------------------------------
Net increase (decrease)
  in cash and cash
  equivalents           (3,344,874)     (512,145)       6,334,336
Cash and cash equivalents
  at beginning of year   6,904,903     7,417,048        1,082,712
                         -----------------------------------------
Cash and cash equivalents
  at end of year        $3,560,029    $6,904,903       $7,417,048
                        =========================================

                    Vanguard Airlines, Inc.

               Statements of Cash Flows (continued)

                               YEAR ENDED DECEMBER 31
                               2000      1999     1998
SUPPLEMENTAL DISCLOSURE
  OF CASH FLOW INFORMATION

Cash paid during the
year for interest        $   50,353    $   16,865      $  190,935
                        ===========    ==========      ==========

Cash paid during the
year for income taxe     $    -        $   60,000      $    -
                        ============   ===========     ==========

SUPPLEMENTAL SCHEDULE OF
  NONCASH INVESTING AND
  FINANCING ACTIVITIES
Conversion of related-
  party notes payable
  and accrued interest
  to preferred stock     $    -        $    -         $3,023,620
                        ============   ===========    ===========

Conversion of related-
  party notes payable
  and accruedinterest
  to common stock       $ 4,051,492    $    -        $10,564,887
                       ============    ===========   ===========

Deferred debt issuance costs
  recorded in conjunction
  with warrants issue  $   173,000    $   946,000    $  490,000
                      ============    ===========    ===========

Aircraft leasehold costs
  associated with accrued
  maintenance at inception
  of lease             $1,762,941     $2,396,425     $   -
                      ===========     ===========    ===========

Property and equipment
  acquired through
  issuance of capital
  lease obligations   $  174,611      $  707,613     $   -
                     ===========     ===========    ===========

Conversion of related-
  party notes payable to
  preferred stock     $3,500,000      $    -        $    -
                     ===========     ===========   ============

Issuance of common stock
 at the time of preferred
 stock offering through
 antidilutive provision
 of an earlier common
 stock issuance      $     1,104      $    -        $    -
                    ============     ===========   ============

Security deposit financed
  through issuance of
  note payable       $   295,000      $    -        $    -
                     ============    ==========   ===========

Write-off of the net book
  value of an impaired engine
  against related accrued
  maintenance        $      -        $  437,708    $     -
                     ============   ===========   ===========

See accompanying notes.

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Vanguard Airlines, Inc. (the Company) was incorporated in
Delaware in April 1994 and commenced flight operations on December 4, 1994. The Company offers value-priced, low-fare, medium to long-haul passenger air transportation service from its hub in Kansas City, Missouri to destinations in the United
States.

The airline industry has been highly competitive since passage of the Airline Deregulation Act of 1978, which eliminated government control over domestic fares and rates.

The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry generally has experienced adverse financial results during general economic downturns. The Company's business is also seasonal as peak travel times typically occur during April through September, which can affect the Company's results of operations from quarter to quarter. A prolonged economic downturn could have a material adverse effect on the Company's operations and profitability.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

Restricted cash includes cash equivalents that secure the risk of loss exposure estimated by the Company's credit card processors. During 2000 and 1999, the risk of loss exposure for the Company's largest credit card processor was calculated daily. During 2000, if the risk of loss exposure exceeded $12,000,000 (the amount secured by a $4 million letter of credit discussed in Note 9 and an $8 million surety bond) the Company was required to maintain a restricted cash balance in an amount equal to the additional exposure. During 1999, if the risk of loss exposure exceeded $6,000,000 (the amount secured by letters of credit and a guarantee discussed in Note 9), the Company was required to maintain a restricted cash balance in an amount equal to the additional exposure. At December 31, 2000 and 1999, no restricted cash balance related to this credit card processor was required, as the risk of loss exposure calculated on those dates did not exceed $12,000,000 or $6,000,000, respectively. Another credit card processor requires the Company to maintain a deposit as security for its risk of loss exposure. The risk of loss exposure for this credit card processor is reviewed annually. At December 31, 2000 and 1999, the restricted cash balance related to this credit card processor totaling $357,746 and $236,466, respectively, is considered noncurrent and is included as a component of other assets on the accompanying balance sheets.

ACCOUNTS RECEIVABLE

Accounts receivable are primarily due from major credit card processors and travel agents. These receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

CONCENTRATION OF CREDIT RISK

Recoverability of supplemental payments from aircraft lessors, which are described in
Note 11, is dependent on the continued financial stability of the Company's lessors, the Company's ability to initially fund aircraft maintenance required for a return of such supplemental payments and arrangements made between the lessors and the Company at lease termination. Generally, the Company's maintenance accruals related to the leased aircraft equals or exceeds the amount of the supplemental payments.

INVENTORIES

Inventories of certain flight equipment, expendable parts, materials, tools, food, beverages and promotional items are carried at the lower of cost or market. These items are charged to expense when issued for use under the first-in, first-out method.

The Company is a party to an agreement with a supplier for consigned parts and supplies for its Boeing 737-200 aircraft. The Company is required to pay a monthly consignment fee, based on the value of the consigned parts, and to replenish any such parts when used with a like part. At December 31, 2000 and 1999, the Company held consigned parts and supplies of approximately $2,129,000 and $1,846,000, respectively, which are not included in the accompanying balance sheets.

PROPERTY AND EQUIPMENT

Depreciation and amortization of aircraft improvements and leasehold costs are recorded using the straight-line method over their estimated useful lives or remaining lease terms of the related aircraft, whichever is shorter, ranging from five to seven years. Reservation system and communication equipment and other property and equipment are depreciated or amortized on a straight-line basis over the shorter of their estimated useful lives or remaining lease terms ranging from five to seven years. Aircraft rotable inventory items are depreciated or amortized over their estimated useful lives or remaining aircraft lease terms, whichever is shorter, ranging from five to seven years. At December 31, 2000 and 1999, aircraft rotable inventory was recorded net of a $300,000 obsolescence reserve. Aircraft engines are depreciated on a straight-line basis over 10 years.

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

cost of routine maintenance is charged to expense as incurred. In general, maintenance accruals will equal or exceed the supplemental maintenance deposits paid to lessors for the related aircraft.

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $6,994,000, $6,989,000 and $5,458,000 for the years ended December 31, 2000,
1999 and 1998, respectively. The fair market value of advertising received in exchange for passenger tickets was approximately $899,000, $1,146,000 and $335,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options, because, as discussed in Note 5, the alternative fair value accounting provided for under the Financial Accounting Standards Board's Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. This pro forma information is included in Note 5.

DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan (the Plan) covering substantially all employees. Participants may contribute a portion of their pay to the Plan. On January 1, 1999, the Company began matching participant contributions to the Plan equal to 100 percent of the first 3 percent of each participant's compensation deferral. Contributions made by the Company amounted to approximately $414,000 and $380,000 during 2000 and 1999, respectively.

LOSS PER SHARE

The Company calculates basic loss per share based on the weighted-average common shares outstanding in accordance with SFAS No.
128, "Earnings Per Share" by excluding the effect of dilutive stock options. In all years presented herein, the computation of diluted net loss per share is based on the weighted-average number of common shares outstanding, as outstanding convertible preferred stock, stock options and warrants were antidilutive. These securities, described in Note 4, could potentially dilute basic earnings per share in the future.

INCOME TAXES

The Company utilizes the liability method in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities utilizing enacted rates and laws that will be in effect when the differences are expected to reverse.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, cash equivalents, deposits and notes payable reported in the balance sheet approximate fair value. The fair values of warrants issued in 2000, 1999 and 1998, as described in Notes 7 and 9, were estimated using the discounted Black-Scholes pricing model.

RECLASSIFICATION

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

2. BASIS OF PRESENTATION

For the year ended December 31, 2000, the Company incurred a net loss of approximately $26,032,000 and a use of cash in operating activities of approximately $14,131,000. The Company had a working capital deficiency and stockholders' deficit at December 31, 2000 of approximately $29,257,000 and $12,625,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that additional debt or equity financing will be required to fund ongoing operations in 2001. The Company is currently negotiating to raise additional capital; however, there can be no assurance that the Company will successfully complete these transactions or, if completed, the amounts will be sufficient to fund ongoing operations in 2001. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

3. LONG-TERM DEBT

In December 2000, the Company entered into a loan agreement with an aircraft leasing company to borrow $3,000,000. The Company received approximately $2,595,000 in cash net of the first loan payment, a security deposit and loan costs. The note is secured by various aircraft parts and ground equipment. The note is payable in monthly installments through December 2003, including interest at prime plus 2.5 percent (12.0 percent at December 31, 2000).

The aggregate principal amounts of long-term debt outstanding at December 31, 2000 maturing during the next three years are as follows:

      2001                                      $893,221
      2002                                       995,857
      2003                                     1,041,279
                                             -----------
                                              $2,930,357
                                             ===========

This loan agreement provides for the Company to borrow up to an additional $1,000,000 under substantially the same terms as the initial loan. As of December 31, 2000, no additional borrowings had been made against this facility.

4. STOCKHOLDERS' EQUITY

On September 8, 2000, the Company issued to certain principal stockholders 2,359,223 units of securities at approximately $1.72 per unit, each unit consisting of one share of common stock, par value $.001 per share, and a common stock purchase warrant. In connection therewith, the Company converted $4,051,492 of outstanding principal and accrued interest on related-party demand notes payable to common stock under the terms of the agreement. Each warrant in the unit, which expires on September 8, 2007 if not exercised, entitles the holder to purchase one share of common stock at an exercise price of $1.89 per share, at issuance. After adjusting for antidilution provisions, the exercise price was $1.29 at December 31, 2000.

On December 15, 2000, the Company completed a private sale of 100,000 units of securities at $75 per unit, each unit consisting of one share of Series B Convertible Preferred Stock, par value $.001 per share (the Series B Preferred Stock), and a common stock purchase warrant. In connection therewith, the Company received $4,000,000 of cash and converted $3,500,000 of outstanding principal on related-party demand notes payable to Series B Preferred Stock under the terms of the agreement. Each warrant in the unit, which expires on December 15, 2007 if not exercised, entitles the holder to purchase 64 shares of common stock at an exercise price of $1.29 per share. In accordance with the anti-dilution terms of the September 2000 common stock issuance to certain principal stockholders and, simultaneous with the December 2000 offering, 1,103,593 shares of common stock were issued to the purchasers of common stock (whom also acquired these units of Preferred Stock).

On May 15, 1998, the Company held its annual meeting of stockholders whereby the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 to 200,000,000 shares and preferred stock from 1,000,000 to 2,000,000 shares. Effective with the increase in the authorized capital stock, the Convertible Notes, described in
Note 8, were converted, at $2.50 per share, to an equivalent number of shares of common stock. The Company issued 4,225,954 shares of common stock on May 20, 1998 in connection with this transaction.

On May 18, 1999, the Company's stockholders approved a one-for-five reverse stock split to stockholders of record on that date resulting in a reduction of 68,297,847 shares of outstanding common stock. The par value per share remained at $0.001 per share and 200,000,000 common shares remained authorized. All historical information presented in the accompanying financial statements and footnotes has been adjusted retroactively to reflect the reverse stock split. By an amendment to the Certificate of Incorporation filed May 31, 2000, the number of authorized common shares was reduced to 100,000,000.

On March 20, 1998, the Company completed a private sale of 302,362 units of securities at $10 per unit, each unit consisting of one share of Series A Convertible Preferred Stock, par value $0.001 per share (the Series A Preferred Stock), and a common stock purchase warrant. In conjunction therewith, the Company converted $3,023,620 of outstanding principal and accrued interest on the demand notes payable, described in Note 8, to Series A Preferred Stock under the terms of the agreement. Offering costs of $101,873 were incurred in connection with the issuance of the Series A Preferred Stock. Each warrant in the unit which expires on March 20, 2005 if not exercised, entitled the holder to purchase eight shares of common stock at an exercise price of $2.75 per share. On August 6, 1998 and August 12, 1998, the warrant holders exercised, in accordance with the cashless exercise provision of the warrant agreement, warrants representing rights to purchase 1,200,000 and 1,218,896, respectively, shares of common stock that were sold in the Series A Preferred Stock unit offering. Because the warrant holders elected to exercise the warrants on a net basis, as defined by the related warrant agreement, the Company issued an aggregate 1,622,187 shares of common stock in connection with such exercises.

The Series A Preferred Stock is not redeemable and pays dividends at an annual rate of $0.80 per share only when, and if, declared by the Company's Board of Directors. The Board of Directors, as of December 31, 2000, has declared no dividends. The liquidation preference of each share of Series A Preferred Stock is $10 plus any declared and unpaid dividends. Each share of Series A Preferred Stock was convertible into four shares of common stock subject to certain antidilution adjustments, (after considering antidilution adjustments, each share is convertible into approximately 8.55 shares of common stock at December 31, 2000) at any time commencing on September 20, 1998, and holders of the Series A Preferred Stock are entitled to common stock voting rights determined on an as-converted basis.

The Series B Preferred Stock is not redeemable and pays dividends at an annual rate of $5.75 per share only when, and if, declared by the Company's Board of Directors. The Board of Directors, as of December 31, 2000 has declared no dividends. The liquidation preference of each share of Series B Preferred Stock is $75 plus any declared and unpaid dividends. Each share of Series B Preferred Stock is convertible into approximately 64 shares of common stock (subject to certain antidilution adjustments) at any time, and holders of the Series B Preferred Stock are entitled to common stock voting rights determined on an as-converted basis.

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

During 1998, the Company issued 21,452 redeemable stock purchase warrants related to such agreements. The warrants entitled the holders to purchase, at any time over a 10-year period from the date of issuance, one share of common stock at an exercise price of $2.50.

Related to issuances prior to 1998, the Company has outstanding 1,830,880 stock purchase warrants. The warrants, which entitle the holders to purchase shares of common stock at exercise prices ranging from $5.00 to $35.50, expire between 2001 and 2007, if not exercised.

The Company has reserved shares of common stock for issuances related to the conversion of preferred stock, the exercise of outstanding or available stock options and outstanding stock purchase warrants as follows:

                                                  NUMBER
                                                  OF SHARES
                                                  RESERVED
Stock options (Note 5)                           5,102,236
Stock purchase warrants (Notes 4, 7 and 9)      11,419,144
Series A Preferred Stock (Note 4)                2,584,290
Series B Preferred Stock (Note 4)                6,410,256
                                                ----------
                                                25,515,926
                                                ==========

5. STOCK OPTIONS

The Company established the Vanguard Airlines, Inc. 1994 Stock Option Plan with options for up to 2,000,000 shares and the 2000 Stock Option Plan with options for up to 2,000,000 shares (jointly referred to as the Option Plans). Shares may be granted to officers, directors, key employees and consultants to purchase shares of common stock. Vesting and term of these options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of issuance.

A summary of stock option activity related to the Option Plans is as follows:

                       2000              1999              1998
                       -----             -----             ----
                          WEIGHTED-          WEIGHTED-        WEIGHTED-
                          AVERAGE            AVERAGE          AVERAGE
                          EXERCISE           EXERCISE         EXERCISE
               OPTIONS    PRICE   OPTIONS    PRICE   OPTIONS  PRICE
               -----------------------------------------------------
Outstanding at
  beginning of
  year          1,660,096  $3.90  1,584,110  $3.85  253,053   $3.20

Granted           984,647   1.67    274,278   4.44  887,387    4.85
Transferred
from 1997 Program     -       -        -       -    717,396    2.65
Exercised          (1,300)  2.57    (33,155)  2.51  (27,139)   1.70
Forfeited        (632,796)  3.60   (165,137)  4.60 (246,587)   3.45
                ----------  ----   ---------  ----  --------   ----
Outstanding at
  end of year   2,010,647   2.91  1,660,096   3.90 1,584,110   3.85
                =========   ====  =========   ==== =========   ====
Exercisable at
  end of year     887,508   3.70    745,969   3.87   444,615   3.80
Weighted-average
fair value of options
 granted during the
year                        1.59              2.91             2.40

Exercise prices for options outstanding under the Option Plans as of December 31, 2000 for incentive stock options granted to employees range from $0.55 to $5.63. The exercise prices for certain nonstatutory options granted range from $3.44 to $10.63 for 130,000 options and $46.25 for an additional 5,000 options outstanding under the Option Plans. The weighted-average remaining contractual life at December 31, 2000 for all outstanding options under the Option Plans is 8.05 years.

During 1999, the Company granted options outside the Option Plans to purchase 664,322 shares of common stock to certain officers of the Company. The exercise price for 3,487 options equals $0.50 and for 660,835 options granted ranges from $3.94 to $4.81. The options vest ranging from two to four years and have a contractual term of 10 years from the date of issuance. The weighted-average fair value of options granted during 1999 is $2.23. During 2000, the Company granted additional options outside the Option Plans to an officer of the Company to purchase 1,155,586 shares of common stock with an exercise price of $1.63. These options vest equally over a three year period and have a contractual term of 10 years from the date of issuance. The fair value of these options granted during 2000 is $1.16. In addition 1,004 of options outside the Option Plans were exercised during 2000. At December 31, 2000, there were 584,803 options exercisable and the weighted-average contractual life of options outstanding is 9.04 years.

Under a separate stock option program (the 1997 Program), the Company granted options to purchase 1,394,792 shares of common stock to certain directors and officers of the Company. Options totaling 717,396 issued to certain directors and officers under the 1997 Program were transferred to the 1994 Plan in 1998 when the shares reserved for issuance under the 1994 Plan were increased to 2,000,000. The remaining 677,396 options under the 1997 Program have an exercise price of $2.50, vest over a period of two years and have a contractual term of five years from the date of issuance. None of these options were exercised or forfeited during the years ended December 31, 2000 or 1999. At December 31, 2000, there are 677,396 options exercisable under the 1997 Program, and the weighted-average remaining contractual life of all outstanding options is 6.5 years.

The fair values of options granted in 2000, 1999 and 1998 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk free interest rates of
5.24 percent, 4.97 percent and 5.37 percent; volatility factors of the expected market price of the Company's common stock of 1.17, 0.88 and 0.57; and a weighted-average expected life of the option of 4.0, 3.53 and 3.9 years. The Company assumed a 0 percent dividend yield over the expected life of the options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:


                       2000           1999             1998
Pro forma net loss  $(27,606,948)     $(6,376,913)     $(2,192,258)
Pro forma net loss
  per share                (1.54)           (0.37)           (0.17)


6. EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 1996, the Company adopted the Vanguard Airlines, Inc. Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, the Company registered 200,000 shares of common stock for issuance to participating eligible employees. The Company withholds a specified amount (at least $20.00 per month and not to exceed 15 percent of compensation for that particular month) from the paychecks of participating eligible employees. The custodian of the Purchase Plan purchases common stock promptly after the allocation of the participating employee's contribution. Any employee who has completed ninety
(90) days of employment with the Company is eligible to participate in the Purchase Plan. Common stock is purchased by the employees from the Company at 85 percent of the fair market value of the common stock as determined on the last market trading day prior to the purchase date. Common stock purchased on the open market is paid 85 percent by the participating employee and 15 percent by the Company.

7. LINES OF CREDIT

On January 30, 1997, the Company entered into a bank line of credit agreement (the Agreement). The Agreement matured on January 30, 1998 and was subsequently paid off. The Agreement was guaranteed by certain stockholders of the Company (the
Guarantors) for a period of up to two years.

On January 30, 1998, the Company entered into a bank line of credit agreement (the New Agreement) that permitted borrowings up to $1,900,000 with interest payable monthly at the prime rate published in The Wall Street Journal. On January 30, 1998, the Company borrowed $1,900,000 under the terms of the New Agreement to repay amounts outstanding under the Agreement. The New Agreement was paid off in August 1998 with proceeds from the exercise of warrants discussed in Note 4. The New Agreement matured on January 30, 1999 and was not renewed. The New Agreement was also guaranteed by certain stockholders of the Company.

In connection with the execution of the Agreement and a related two-year guarantee, the Company agreed to issue the Guarantors warrants to purchase an aggregate of up to 455,000 shares of common stock at an exercise price of $5.00. Upon execution of the Agreement, the Company issued 182,000 warrants that vested immediately. Accordingly, effective January 30, 1997, the estimated fair value of the warrants issued of $1,100,000 was recorded as deferred debt issuance costs and was charged to expense over the term of the guarantee. The remaining warrants vested quarterly through July 1998 with the number dependent on the amount of borrowings against the line, as defined in the warrant agreement. In 1998 and 1997, the Company issued an additional 114,000 and 136,500 warrants, respectively. Accordingly, the estimated fair value of the additional warrants issued in 1998 and 1997, totaling $138,000 and $323,000, respectively, was recorded as deferred debt issuance costs and was charged to expense over the remaining term of the guarantee. Accumulated amortization related to the warrants totaled $1,477,552 at December 31, 1998. The warrants were fully amortized at December 31, 1999. Each warrant expires 10 years from the date of issuance. Warrants for purchase of 52,500 shares were terminated and warrants for purchase of 22,500 shares were forfeited in December 1997 as a result of the release of one of the stockholder's guarantees.

At December 31, 1999, in connection with guarantees of lines of credit that expired in 1995 and 1996, the Company had issued warrants to purchase an aggregate of up to 238,068 shares of common stock at a weighted-average exercise price of $22.30 per share. These warrants are fully vested and expire in varying amounts in 2005 and 2006.

8. NOTES PAYABLE TO RELATED PARTIES

During 2000, the Company issued a total of $7,500,000 of unsecured 10.5 percent convertible demand notes payable to certain principal stockholders of the Company. The Company converted unsecured demand notes plus accrued interest totaling $4,051,492 in September 2000 to common stock, as described in
Note 4. The remaining $3,500,000 of demand notes was converted to Series B Preferred Stock in December 2000, as described in Note 4.

During January and March 1998, the Company issued a total of $3,000,000 of unsecured 9 percent convertible demand notes payable to certain principal stockholders of the Company. The Company converted the unsecured demand notes plus accrued interest totaling $3,023,620 to Series A Preferred Stock, as described in Note 4. In addition, on March 20, 1998, the Company entered into a note exchange agreement whereby the principal stockholders holding notes payable totaling $9,467,741 exchanged their existing unsecured demand notes payable, and all accrued unpaid interest, for new unsecured convertible demand notes payable (the Convertible Notes). The remaining terms of the Convertible Notes were unchanged. In May 1998, the Company converted the Convertible Notes plus accrued interest totaling $10,564,887 to common stock at a rate of $2.50 per share, as described in Note 4.

The Company recorded related-party interest expense (excluding deferred debt issuance costs amortization) during 2000 and 1998 of approximately $87,000 and $332,000, respectively. No related-party interest expense was incurred during 1999. There were no interest payments made to related parties in 2000, 1999 and 1998.

9. FINANCIAL INSTRUMENTS

In January 1999, major stockholders of the Company agreed to renew a two-year $4,000,000 letter of credit facility in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 800,000 warrants to the major stockholders to purchase shares of the Company's common stock at an exercise price of $5.00. Upon execution of the letter of credit, the Company issued 160,000 warrants that vested immediately. Accordingly, in January 1999, the estimated fair value of the warrants issued of $238,000 was recorded in other assets and is being charged to expense over the term of the facility. The remaining warrants vest quarterly through January 2001 according to the amount of exposure under such letter of credit, as defined in the agreement. In 2000 and 1999, the Company issued an additional 320,000 and 237,333 warrants, respectively. Accordingly, the estimated fair value of the additional warrants issued in 2000 and 1999, totaling $173,000 and $708,000, respectively, was recorded as deferred debt issuance costs and is being changed to expense over the remaining term of the guarantee. The debt issuance costs were fully amortized at December 31, 2000. Each warrant expires five years from the date of issuance.

10. INCOME TAXES

A reconciliation of the income tax benefit at the federal statutory rate of 34 percent to the provision (benefit) for income taxes to benefit is as follows:

                              YEAR ENDED DECEMBER 31
                         2000          1999          1998
                   --------------------------------------------
Benefit at
statutory rate        $ (8,850,753) $(1,750,477) $  (502,839)
State benefit,
net of federal
benefit                 (1,202,661)    (237,859)     (68,327)
Amortization of
deferred debt
issuance costs             299,535      169,420    1,025,616
Meals and entertainment    185,410      142,291      103,329
Other                     (117,826)      59,629       (5,620)
Change in valuation
allowance                9,686,295    1,616,996     (552,159)
                        ----------    ----------   ----------
                        $      -      $      -     $     -
                        ==========    =========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:


                             2000               1999
                             ----              -----
Deferred tax assets:
Net operating loss
  carryforwards           $31,974,558       $22,511,469
Accrued overhaul
  maintenance               6,783,119         6,040,963
Amortization of aircraft
   leasehold costs            472,233           794,462
Accrued vacation              292,932           248,078
Inventory reserve             117,000           117,000
Unearned barter income        377,394           455,141
Bad debt reserve              181,045            37,248
Other                          69,974           183,383
                      ---------------      ------------
Total deferred tax assets  40,268,255        30,387,744

Valuation allowance       (36,287,401)      (26,601,106)
                         -------------      -------------
                            3,980,854         3,786,638
Deferred tax liabilities:
Supplemental maintenance
  deposits                  3,756,349         3,712,759
Prepaid insurance             166,713            30,507
Other                          57,792            43,372
Total deferred tax
  liabilities               3,980,854         3,786,638
                         ------------      ------------
                         $     -           $      -
                        =============      ============

The Company has provided a valuation reserve of $36,287,401 and $26,601,106 as of December 31, 2000 and 1999, respectively, to fully reserve for net deferred tax assets in the same amounts due to the uncertainty of their future realization.

As of December 31, 2000, net operating loss carryforwards of approximately $82,000,000 are available to reduce income taxes of future years and will begin to expire in 2010, if unused. The Company made income tax payments of $40,000 and $60,000 for the years ended December 31, 2000 and 1999, respectively. No income tax payments were made for the year ended December 31, 1998. Utilization of the net operating loss carryforward may be subject to certain limitations as a result of changes in ownership of the Company.

11. LEASES

AIRCRAFT

From the date of inception through December 31, 2000, the Company has entered into operating lease agreements (collectively, the Lease Agreements) for 18 Boeing
737-200 and two Boeing 737-300 Series aircraft requiring fixed monthly rental payments. Five Boeing 737-200 aircraft were returned upon expiration of their respective lease terms in 2000 and 1999. The Company recorded rent expense for aircraft of approximately $18,339,000, $14,186,000 and $10,236,000 for the
years ended December 31, 2000, 1999 and 1998, respectively.

In addition, the Company is required to make supplemental payments to the aircraft lessors based on the number of cycles/flight hours, as defined by the Lease Agreements. Certain supplemental payments are recoverable from the lessor upon the performance of required engine, airframe, landing gear and auxiliary power unit overhauls. At December 31, 2000 and 1999, the Company has recorded approximately $9,632,000 and $9,520,000, respectively, in supplemental maintenance deposits recoverable from aircraft lessors.

The Lease Agreements require the Company to pay the entire cost of the initial overhauls, even though a portion of the cycles or flight hours was incurred prior to initiation of the Lease Agreements. Accordingly, at the inception of the lease, the Company accrued (as accrued maintenance) the portion of the estimated cost of the initial overhaul pertaining to cycles or flight hours incurred prior to inception of the lease. The amounts capitalized as aircraft leasehold costs totaled approximately $1,763,000 and $2,396,000 for the years ended December 31, 2000 and 1999, respectively. There was no overhaul component capitalized for the year ended December 31, 1998. The capitalized component is being amortized on the straight-line method over five years, the estimated lease terms. Amortization totaled approximately $827,000, $590,000 and $423,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

OTHER

The Company leases facilities as well as office space for its corporate headquarters from local airport authorities. These operating leases have terms ranging from one month to five years. In addition, the Company leases certain aircraft engines, auxiliary power units, certain equipment and other office space. These operating leases have terms ranging from one to three years. Total rental expense for operating leases other than aircraft charged to operations for the years ended December 31, 2000, 1999 and 1998 was approximately $4,994,000, $4,258,000 and
$3,306,000, respectively.

Future minimum lease payments under all noncancelable operating leases at December 31, 2000 were as follows:

2001                                   $18,560,403
2002                                    16,919,617
2003                                    13,043,014
2004                                     8,978,250
2005                                     1,320,000
                                    --------------
Total minimum lease payments           $58,821,284
                                   ===============


During 2000 and 1999, the Company leased property and equipment under agreements accounted for as capital leases. The lease agreements expire at varying dates through August 2003 and contain options allowing the Company to purchase the property for a nominal amount.

At December 31, 2000, the Company was in arrears on rent payments on all of its Boeing 737-2000 aircraft. Subsequent to year-end, the Company reached agreement with the aircraft lessors for a repayment program which will bring certain arrearages current, defer the remaining arrearages and defer portions of rent coming due before July 1, 2001. The deferred amounts of rent will be converted to notes with payments commencing in July 2001.

Property and equipment at December 31, 2000 and 1999 include the following amounts for assets held under capital leases:

                                  2000            1999
                                  -----           ----
Other property and equipment    $882,224          $707,613
Less accumulated amortization   (253,251)          (52,391)
                               ---------          ---------
Net assets held under
capital lease                   $628,973          $655,222
                               =========          =========

Amortization of the property and equipment held under capital leases is computed by the straight-line method over the lesser of the life of the lease or estimated useful life of the asset and is included in depreciation expense. Future minimum payments under the capital leases are as follows at December 31, 2000:

                                    CAPITAL
YEAR ENDING DECEMBER 31             LEASES
2001                               $339,902
2002                                187,112
2003                                  3,175
                                   --------
Total minimum lease payments        530,189
Amounts representing interest        42,441
                                   --------
                                    487,748
Less current portion                304,511
                                   --------
                                   $183,237
                                   =========

12. COMMITMENTS AND CONTINGENCIES

In December 2000, the Company signed a Letter of Intent to acquire six Boeing MD-80 series aircraft from Pegasus Aviation with options for two additional aircraft. The Company took delivery of one Boeing MD-82 aircraft in March 2001 (see Note 13) and expects to take delivery of one Boeing MD-80 series aircraft in April 2001 and the remaining four by the end of 2001.

The Company is party to various legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

13. SUBSEQUENT EVENTS

In February 2001, the Company renewed letters of credit aggregating $4,000,000 with its major stockholders that secure the Company's credit card processor. As consideration for renewing the letters of credit, the Company agreed to issue up to 4,000,000 warrants to the major stockholders to purchase shares of the Company's common stock at an exercise price of $1.17. Upon execution of the letter of credit, the Company issued 800,000 warrants that vested immediately. The warrants expire on February 13, 2008.

In March 2001, the Company issued 162,500 shares of a new issue of Series C convertible Preferred Stock to a subsidiary of Pegasus Aviation in exchange for $3.25 million. The Series C Preferred Stock is convertible into common stock at a price of $1.25 per share.

In March 2001, the Company entered into a lease agreement with Pegasus Aviation and accepted delivery of one MD-82 aircraft, representing one of the six aircraft to be leased under the Letter of Intent discussed in Note 11.

Schedule

                                   Vanguard Airlines, Inc.
                         Schedule II - Valuation and Qualifying Accounts


                                    CHARGED TO
            BALANCE AT  CHARGED TO  OTHER                           BALANCE
           BEGINNING OF COSTS AND   ACCOUNTS-      DEDUCTIONS-      AT END
DESCRIPTION  PERIOD     EXPENSES    DESCRIBE       DESCRIBE         OF PERIOD
Year ended
December 31, 2000:
Accrued
maintenance $14,770,745 $13,054,310  $1,762,941(1)  $(11,425,984)(2)$18,162,012

Reserves and allowances
 deducted from asset
 accounts: Valuation
 reserve for deferred
 tax assets  26,601,106  8,240,244        -              -           34,841,350

Year ended
 December 31, 1999:
Accrued
maintenance 10,721,031 11,898,993   2,396,425(1)  (10,245,704)(2)   14,770,745

Reserves and allowances
 deducted from asset
 accounts:  Valuation
 reserve for deferred
 tax assets 24,984,110  1,616,996         -              -          26,601,106

Year ended
December 31, 1998:
Accrued
maintenance 9,248,226  12,889,623         -     (11,416,818)(3)    10,721,031

Reserves and allowances
 deducted from asset
 accounts: Valuation
 reserve for deferred
 tax assets 25,536,269      -             -        (552,159)(4)    24,984,110

[FN]
(1) Noncash aircraft leasehold costs capitalized in association with accrued maintenance at inception of lease.

(2) Reduction due to the performance of heavy maintenance, the elimination of maintenance accruals associated with the return of aircraft, and reversale of maintenance accruals in conjunction with the write-off of the net book value of an impaired engine.

(3)  Reduction due to the performance of maintenance.

(4) Reduction in valuation allowance due to utilization of net operating loss carryforward.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              VANGUARD AIRLINES, INC.



Dated:  March 28, 2001        By:  /s/ Jeff S. Potter
                              ---------------------------------
                                   Jeff S. Potter
                                   Chief Executive Officer
                                   and President

          We, the undersigned, directors and officers of Vanguard Airlines, Inc. (the "Company"), do hereby severally constitute and appoint Robert M. Rowen, our true and lawful attorney and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

     SIGNATURE AND TITLE                          DATE
     ---------------------                        -----


     /s/ Robert J. Spane
     --------------------------                   March 28, 2001
     Robert J. Spane,
     Chairman of the Board and Director


     /s/ Jeff S. Potter
     --------------------------                   March 28, 2001
     Jeff S. Potter,
     Chief Executive Officer and President
     (Principal Executive Officer)


     /s/ David A. Rescino
     --------------------------                   March 28, 2001
     David A. Rescino,
     Vice President - Finance
     and Chief Financial Officer
     (Principal Financial and Accounting Officer)


     /s/ Lee M. Gammill, Jr.
     --------------------------                   March 28, 2001
     Lee M. Gammill, Jr. Director


     /s/ Denis T. Rice
     --------------------------                   March 28, 2001
     Denis T. Rice, Director


     /s/ Leighton W. Smith
     --------------------------                   March 28, 2001
     Leighton W. Smith, Director