Form 10-Q
period 2001-03-31
VANGUARD AIRLINES INC \DE\
filed 2001-05-15
CIK 1000578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Yes X No ______

At March 31, 2001, there were 20,572,737 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Part I. - Financial Information

Item 1. Financial Statements
Vanguard Airlines, Inc. Condensed Balance Sheets
	March 31, 2001 (Unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$713,139	$3,560,029
Accounts receivable, less allowance of $292,000	4,142,937	4,547,516
Inventories	1,228,076	1,221,018
Prepaid expenses and other current assets	1,892,300	1,428,319
Total current assets	7,976,452	10,756,882

Property and equipment, at cost:
Aircraft improvements and leasehold costs	5,981,556	6,245,353
Aircraft engines and rotable inventory	10,105,285	9,699,536
Reservation system and communication equipment	1,804,783	1,804,783
Other property and equipment	6,418,746	5,436,729
	24,310,370	23,186,401
Less accumulated depreciation and amortization	(11,705,868)	(10,977,579)
	12,604,502	12,208,822

Other assets:
Deferred debt issuance costs	641,667	---
Leased aircraft deposits	4,094,000	3,699,000
Fuel and security deposits	1,128,518	996,118
Other	2,079,589	1,825,590
	7,943,774	6,520,708

Total assets	$28,524,728	$29,486,412

Vanguard Airlines, Inc. Condensed Balance Sheets (continued)
	March 31, 2001 (Unaudited)	December 31, 2000
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	14,002,491	18,467,314
Accrued expenses	5,097,163	4,258,688
Accrued maintenance	6,402,949	7,831,700
Air traffic liability	14,844,853	7,437,386
Current portion of capital lease obligations	324,056	304,511
Current portion of long-term debt	2,918,481	893,221
Total current liabilities	43,589,993	39,192,820

Accrued maintenance, less current portion	438,665	698,647
Capital lease obligations, less current portion	353,123	183,237
Long term debt, less current portion	4,384,238	2,037,136

Stockholders' deficit:
Preferred stock - Series A, $.001 par value:
Authorized shares - 450,000
Issued and outstanding shares - 302,362	302	302
Liquidation preference - $3,023,620
Preferred stock - Series B, $.001 par value:
Authorized shares - 100,000
Issued and outstanding shares - 100,000	100	100
Liquidation preference - $7,500,000
Preferred stock - Series C, $.001 par value:
Authorized shares - 250,000
Issued and outstanding shares - 162,500	163	---
Liquidation preference - $3,250,000
Common stock, $.001 par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 20,572,737	20,573	20,573
Additional paid-in capital	93,577,739	89,704,683
Accumulated deficit	(113,840,168)	(102,351,086)
Total stockholders' deficit	(20,241,291)	(12,625,428)
Total liabilities and stockholders' deficit	$28,524,728	$29,486,412

See accompanying notes.

Vanguard Airlines, Inc. Statements of Operations
	Three Months ended March 31,
	2001	2000
Operating revenues:
Passenger revenues	$24,796,768	$26,686,476
Other	1,714,297	1,755,952
Total operating revenues	26,511,065	28,442,428

Operating expenses:
Flying operations	7,751,232	6,791,501
Aircraft fuel	8,151,195	8,122,394
Maintenance	6,679,671	6,260,761
Passenger service	2,095,234	2,102,799
Aircraft and traffic servicing	5,907,211	5,988,268
Promotion and sales	4,343,935	4,979,586
General and administrative	1,223,969	971,152
Depreciation and amortization	1,000,007	762,343
Total operating expenses	37,152,454	35,978,804

Operating loss	(10,641,389)	(7,536,376)

Other income (expense):
Deferred debt issuance cost
Amortization	(84,334)	(178,759)
Interest expense	(219,935)	(13,732)
Interest income	40,533	132,380
Other	(583,957)	3,302

Total other expense, net	(847,693)	(56,809)

Net loss	$(11,489,082)	$(7,593,185)

Net loss per share:
Basic	$(0.56)	$(0.44)

Diluted	$(0.56)	$(0.44)

Weighted average shares used in
per share computation:
Basic	20,572,737	17,107,617

Diluted	20,572,737	17,107,617

See accompanying notes.

Vanguard Airlines, Inc. Statements of Cash Flows
Three Months ended March 31,
2001		2000
Operating activities
Net loss	$(11,489,082)	$(7,593,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	665,453	539,391
Amortization	334,554	222,952
Loss on sale and disposal of property and equipment	50,950	---
Debt issuance cost amortization	84,333	178,759
Changes in operating assets and liabilities:
Restricted cash	---	(302,723)
Accounts receivable	(583,098)	(1,336,893)
Inventories	(7,058)	56,897
Prepaid expenses and other current assets	(463,981)	(258,108)
Accounts payable	480,938	119,830
Accrued expenses	853,348	584,235
Accrued maintenance	(739,733)	(97,462)
Air traffic liability	7,407,467	7,173,975
Deposits and other	(781,399)	(173,091)

Net cash used in operating activities	(4,187,308)	(885,423)

Investing activities
Purchases of property and equipment	(1,164,734)	(628,253)

Financing activities
Payments on capital lease obligations	(92,472)	(54,367)
Principal payments on notes payable	(549,595)	---
Net proceeds from the issuance of preferred shares	3,147,219	---
Net cash provided by (used in) financing activities	2,505,152	(54,367)

Net decrease in cash and cash equivalents	(2,846,890)	(1,568,043)
Cash and cash equivalents at beginning of period	3,560,029	6,904,903
Cash and cash equivalents at end of period (1)	$713,139	$5,336,860

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$70,694	$13,731

Vanguard Airlines, Inc. Statements of Cash Flows (continued)
	Three Months ended March 31,
	2001	2000
Supplemental schedule of noncash investing and financing activities:
Issuance of long-term debt to satisfy accounts payable and accrued expenses payable to aircraft lessors, net of receivables applied	$3,972,957	$ ---
Issuance of long-term debt to satisfy accrued maintenance to aircraft lessors	$ 949,000	$ ---
Aircraft leasehold costs associated with accrued maintenance	$ ---	$ 539,548
Property and equipment acquired through issuance of capital lease obligation	$ 281,903	$ 107,823
Deferred debt issuance costs recorded in conjunction with warrants issued	$ 726,000	$ 120,000

See accompanying notes.

(1) Excludes restricted cash and cash equivalents of $302,723 at March 31, 2000.

Vanguard Airlines, Inc.

Notes to Unaudited Condensed Interim Financial Statements

March 31, 2001

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Vanguard Airlines, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For the three months ended March 31, 2001 and the year ended December 31, 2000, the Company incurred a net loss of approximately $11 million and $26 million, respectively. The Company had a working capital deficiency and stockholders' deficit at March 31, 2001 of approximately $36 million and $20 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that additional debt or equity financing will be required to fund ongoing operations in 2001. The Company is currently negotiating to raise additional capital; however, there can be no assurance that the Company will successfully complete these transactions or, if completed, the amounts will be sufficient to fund ongoing operations in 2001. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

2. Earnings per Share

For the three months ended March 31, 2001 and 2000, the computation of basic earnings/loss per share was based on the weighted average number of outstanding common shares. The computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share, as their effect was antidilutive.

3. Long-term Debt

On December 29, 2000, the Company entered into an agreement with an aircraft leasing company to borrow $3.0 million. The Company received approximately $2.6 million in cash net of the first loan payment, a security deposit and loan costs. The obligation is secured by various aircraft parts and ground equipment. The obligation is payable in monthly installments through December 2003, including interest at prime plus 2.5%. This obligation provides for the Company to borrow up to an additional $1.0 million under substantially the same terms as the initial loan. As of March 31, 2001, no additional borrowings had been made against this facility.

The Company has entered into, or has agreements in principle with respect to, lease deferral agreements with certain of its aircraft lessors. As of March 31, 2001, the Company had recorded approximately $4.0 million of long-term debt to satisfy amounts payable to these lessors, net of $1.0 million of accounts receivable for reimbursement of maintenance expenses. Additionally, the Company issued a note for approximately $1.0 million to a lessor to satisfy its obligations for the condition of an aircraft at return. Certain future lease rentals are scheduled to be added to the debt through June 2001. Repayment of these loans, including interest at 10%, generally commence in July 2001 with maturities varying to December 2002. The Company is seeking a lease deferral agreement with another aircraft lessor, payments to whom are in arrears.

4. Financial Instruments and Preferred Stock

In February 2001, two principal stockholders of the Company agreed to renew a two-year $4.0 million letter of credit in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 4 million warrants to purchase shares of the Company's common stock at an exercise price of $1.17. Upon execution of the letters of credit, the Company issued 800,000 warrants, with an estimated fair value of $0.7 million that vested immediately. The fair value was recorded in other assets and is being charged to expense over the term of the facility. The remaining warrants will be issued quarterly through February 2003 based on the amount of exposure under such letter of credit, as defined in the agreement.

In March 2001, the Company's $8 million surety bond, provided as collateral to secure the credit card processor, renewed for an additional one-year term. The bond is cancelable upon 90 days notice; the Company is seeking alternative sources of collateral to secure its credit card processor.

On March 9, 2001, the Company issued 162,500 shares of a new issue of Series C Convertible Preferred Stock to Vanguard Acquisition Company ("VAC"), a subsidiary of Pegasus Aviation, in exchange for a capital investment of $3.25 million. The Series C Convertible Preferred Stock has a liquidation preference of $20 per share, subject to annual accretion over three years, and is convertible into common stock at a price of $1.25 per share of common stock. The net proceeds from the sale were added to the Company's working capital and used to fund the Company's operating cash requirements and to fund security deposits on aircraft leased to the Company. On April 9, 2001, the Company issued an additional 25,000 shares of Series C Preferred Stock to VAC in exchange for a further capital investment of $0.5 million.

5. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6. Reclassification

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. In January 2001, the Company revised its presentation of supplemental maintenance deposits made to its aircraft lessors to net them against corresponding accrued maintenance liabilities that would be funded through these deposits.

7. Subsequent Event

On April 30, 2001, the Company executed a term sheet providing for certain investors to purchase up to 37.5 million shares of the Company's common stock for an aggregate purchase price of $7.5 million or $0.20 per share of common stock. Closing of the transaction is subject to conditions, including approval by the Company's Board of Directors and approval of the Company's budget by the investors. Funds advanced prior to closing are made as loans callable on demand by the investors. One of the investors advanced $3.0 million to the Company in May 2001, which is evidenced by a demand promissory note bearing interest at an annual rate of 9%. Also upon closing of the transaction, certain financial advisors to the Company will convert $0.5 million of fees owed to them into common stock at a price of $0.20 per share, and the exercise price of warrants to purchase approximately 13.6 million shares of common stock, held by certain investors, will adjust to $0.50 per share.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND THAT ARE BASED ON MANAGEMENT'S BELIEFS. WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF WORKING CAPITAL, GENERAL ECONOMIC CONDITIONS, THE COST AND AVAILABILITY OF JET FUEL, AIRLINE ACCIDENTS OR INCIDENTS, UNSCHEDULED MAINTENANCE REQUIREMENTS, UNAVAILABILITY OF JET AIRCRAFT ON FAVORABLE TERMS, CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND AGGRESSIVE COMPETITION BY OTHER AIRLINES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "ITEM 1. BUSINESS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000.

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

Any comparison of year-to-year results must take into consideration the substantial recent changes in the Company's route structure. Revenues derived from routes generally build over a period of time and are substantially impacted by aggressive competitive responses of other airlines.

During 1999 and 2000, the Company focused its growth on Chicago's Midway Airport, creating a small hub at Midway. Before revenues on the routes could build to profitable levels, the Company's traffic levels on certain routes were adversely impacted by the introduction of service and aggressive fare actions by several competitors. The Company determined it was unlikely to achieve profitable operations at Midway due to these actions and, in 2000, undertook a comprehensive review of its strategic alternatives. As a result of this review, the Company determined to refocus its route strategy on operating medium-to-long haul routes that connect through a hub in Kansas City. Although no assurance can be provided that profitability will be achieved or sustained, management believes the Company can profitably operate a hub at Kansas City for several reasons, the most significant of which are (i) the Company's cost structure is less than the cost structure of most airlines providing medium-to-long-haul service and (ii) Kansas City is a strong business market that is not dominated by a single airline.

Among other route changes, during 2000, the Company discontinued service from Chicago Midway to Minneapolis, Pittsburgh and Cincinnati, while adding service from Kansas City to New Orleans in July, Los Angeles in October, New York-LaGuardia in October, and Austin, Texas in December. In March 2001, the Company discontinued service to Minneapolis. In April 2001, the Company added service from Kansas City to San Francisco and Las Vegas.

The Company has begun several initiatives designed to increase its average fare levels, including modest fare increases, tighter control over inventory levels at discounted fares, and improved marketing to business travelers, including to travel agencies. The Company contracted with Sabre Holdings Corporation to provide the Company's computerized reservation and check-in system for a period of five years, and transitioned its reservation system to Sabre in April 2001. The transition to the Sabre system and the accompanying changes in other systems will result in a material increase in reservations and booking expense, although management anticipates the amount of such increases will be more than offset by an increase in sales due, in part, to the Sabre system providing the Company's flights improved display on travel agency reservation systems.

As of May 7, 2001, the Company operates nine leased Boeing 737-200 jet aircraft. The Company is returning certain of its 737-200 aircraft to the respective lessors and has committed to lease eight used MD-80 series jet aircraft with deliveries in 2001 and 2002. The Company intends to lease additional MD-80 series jet aircraft. The lease costs on the MD-80 series aircraft are approximately one-third higher than the lease costs on the Company's 737-200 aircraft. However, in the Company's configuration, most of the MD-80 series aircraft will seat 10% more passengers and include a business class cabin. Moreover, the MD-80 series aircraft are in general, newer aircraft and are expected to have greater reliability and lower annual maintenance expense.

The Company has agreed, subject to certain conditions, including approval by the Company's Board of Directors and approval of the Company's budget by the investors, to sell up to 37,500,000 shares of common stock to an investor group led by Vanguard Acquisition Company, at a price per share of $0.20. See "Liquidity and Capital Resources."

Three months ended March 31, 2001 compared to the three months ended March 31, 2000

Selected Financial and Operational Data:
	Three months ended March 31,
	2001	2000	Change	% Change
Revenue passengers carried	346,336	452,378	(106,042)	(23.4)
Revenue passenger miles - RPMs (000s)	238,811	206,516	32,295	15.6
Available seat miles - ASMs (000s)	398,542	345,863	52,679	15.2
Load Factor	59.9%	59.7%	0.2 pts.	0.4
Departures	4,910	6,470	(1,560)	(24.1)
Average length of haul	690	457	233	51.0
Miles flown (000s)	3,321	2,882	439	15.2
Block hours flown	9,804	9,547	257	2.7
Passenger Yield	$ 0.1038	$ 0.1292	$ (0.0254)	(19.7)
Total Revenue per ASM	$ 0.0665	$ 0.0822	$ (0.0157)	(19.1)
Operating Expenses per ASM	$ 0.0932	$ 0.1040	$ (0.0108)	(10.4)
Operating Expenses per block hour	3,790	3,769	21	0.1
Average fuel cost per gallon	$ 1.01	$ 1.01	$ 0.00	0.0
Average size of fleet for period	12.6	11.5	1.1	9.6

The Company realized a net loss for the quarter ended March 31, 2001 ("1Q 2001") of $11.5 million as compared with a net loss of $7.6 million for the quarter ended March 31, 2000 ("1Q 2000"). Operating revenue decreased 7%, or $1.9 million, for 1Q 2001 compared with 1Q 2000, while operating expenses increased 3%, or $1.2 million. Other expense increased $0.8 million.

The Company's results for 1Q 2001 reflect a significant increase in the Company's average length of haul (the average length of a passenger's flight) resulting from the reconfiguration of its route system to longer-haul flying from a Kansas City hub. As a result of an increase in the Company's average fleet as compared to 1Q 2000, the Company's scope of operations (as measured by ASMs) increased 15% between the periods despite a 24% decrease in flight departures, attributable to the transition to longer-haul flying. The Company's passenger miles (as measured by RPMs) increased in proportion to the increased scope of operations, resulting in the Company's load factor remaining relatively constant. The Company's operating expenses declined 10.4% on a unit basis as a result of the longer-haul flying, but such decline was more than offset by a 19.7% decline in yield also attributable to the longer haul flying and to an increase in discount fares resulting, in part, from the Company's entering new markets, seasonality, and general decreases in passenger demand for air travel in 1Q 2001 resulting, management believes, from general passenger concerns over a worsening economy.

Results in 1Q 2001 varied substantially during the quarter due, in part, to normal spool up of new markets, as indicated by the Company's load factor increasing from 42% in January 2001 to 74% in March 2001.

Operating Revenues

Total operating revenues decreased 7% to $26.5 million for 1Q 2001 from $28.4 million for 1Q 2000 despite a 16% increase in the Company's revenue passenger miles (RPMs) to 239 million for 1Q 2001 from 207 million for 1Q 2000, primarily as a result of a 20% decline in yield. The Company's average length of haul increased 51%, which more than offset a 21% increase in the Company's average fares.

Fare levels (and yields) were impacted during the first quarter as a result of the Company's efforts to stimulate traffic. The Company's traffic levels had declined significantly in January in part as a result, management believes, of general uncertainty over the domestic economy, as well as passengers booking away from the Company due to a decline in the Company's operational performance in December 2000.

Certain passengers who do not complete their travel as scheduled are entitled to a credit toward future travel for up to 180 days. Non-refundable fares that are forfeited as well as estimated forfeitures of future travel credits are recognized in passenger revenue. These revenues totaled $2.3 million in 1Q 2001 and $2.9 million for 1Q 2000. Other revenues consist of service fees from passengers who change flight reservations on nonrefundable fares, charter revenue, liquor sales, and mail cargo revenues. Service fees were $0.9 million in 1Q 2001 and $1.2 million for 1Q 2000.

Operating Expenses

The following table sets forth the Company's major expense categories as a percentage of the Company's total operating expenses and as expressed on a unit basis as cost per available seat mile:
	Three months ended March 31,
	2001		2000
	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM
Operating expenses:
Flying operations	20.9%	1.94 cents	18.9%	1.96 cents
Aircraft fuel	21.9	2.04	22.6	2.35
Maintenance	18.0	1.68	17.4	1.81
Passenger service	5.6	0.53	5.8	0.61
Aircraft and traffic servicing	15.9	1.48	16.6	1.73
Promotion and sales	11.7	1.09	13.8	1.44
General and administrative	3.3	0.31	2.7	0.28
Depreciation and amortization	2.7	0.25	2.2	0.22
Total operating expenses	100.0%	9.32 cents	100.0%	10.40 cents

Most items of expense decreased on a unit cost basis as a result of the significant increase in the Company's average length of flight. Many items of expense vary in proportion to the number of flight departures rather the length of flight; accordingly, as the length of flight increases, the cost of operations decreases as measured by miles flown. The reduction in unit costs attributable to such longer haul flying was offset in part by increased costs attributable to changes in the Company's route system, in particular an increase in low-frequency service to higher cost markets such as New York LaGuardia.

Flying operations expenses increased 14%, or $1.0 million, in the 1Q 2001 compared with 1Q 2000. Aircraft rent increased $0.6 million with additional fleet, including one month's rentals for one MD80 aircraft. Hull insurance increased $0.2 million for 1Q 2001 because of a rebate received in 1Q 2000 for the prior year's premium. Flying operations expenses decreased on a cents-per-ASM basis to 1.94 cents for 1Q 2001 from 1.96 cents for 1Q 2000.

Fuel costs remained flat for 1Q 2001 compared with 1Q 2000. Both quarters showed usage of just over 8 million gallons, and average cost per gallon was $1.01 for both periods. While miles flown increased 15%, departures decreased 24% due to the Company's revised route structure that encompasses longer hauls.

Maintenance expenses increased 7%, or $0.4 million for 1Q 2001 compared with 1Q 2000. Additional expenses incurred as a part of meeting return conditions for aircraft returned to lessors in 1Q 2001 accounted for most of this increase. Maintenance expenses decreased on a cents per ASM basis to 1.68 cents for 1Q 2001 from 1.81 cents for 1Q 2000.

Promotion and sales expenses decreased 13%, or $0.6 million, in 1Q 2001 compared with 1Q 2000. Advertising fees decreased $0.6 million due to a reduction in direct advertising and outsourcing of certain production functions. Cancellation fees associated with the termination of Open Skies reservation system contract resulted in $0.2 million of additional cost in 1Q 2001. Promotion and sales expenses decreased on a cents per ASM basis to 1.09 cents for 1Q 2001 from 1.44 cents for 1Q 2000.

General and administrative expenses increased 26%, or $.3 million, in the 1Q 2001 compared with 1Q 2000 due in part to increased management staffing, increased financial consultant fees and technical fees associated with the transition to Sabre.

Depreciation expense increased 31%, or $0.2 million, in 1Q 2001 compared with 1Q 2000 mainly due to increased rotable inventory and amortization of new aircraft acquisition costs incurred throughout 2000 with the increase in fleet during the year.

Other Income (Expense)

Other expense, net, consists primarily of losses realized on certain aircraft returns, transaction fees and debt issuance cost, interest income and interest expense. In 1Q 2001, the Company recognized a $0.2 million loss on the early return of one of its aircraft and recognized $0.2 million in fees relating to the origination of lease deferral debt agreements. Deferred debt issuance costs includes the estimated fair value of certain warrants issued in connection with financing activities, which is amortized over the terms of the related agreements.

Liquidity and Capital Resources

As a result of the Company's operating losses and limited financial resources, the Company's independent auditors have expressed a "going concern" qualification on the Company's financial statements. As of March 31, 2001, the Company had a working capital deficit of $35.6 million.

Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from public and private sales of equity and debt securities. In recent years, such financings have been made possible by two principal stockholders, The Hambrecht 1980 Revocable Trust and the J. F. Shea Company (together, the "H/S Investors"). During the twelve months ended December 31, 2000, the H/S Investors invested $11.5 million in the Company, as further discussed below. In the first quarter of 2001, the Company also raised $3.25 million through the sale of equity securities to Vanguard Acquisition Company ("VAC"), and raised an additional $0.5 million through further sales of equity securities in April 2001. On April 30, 2001, the Company agreed, subject to conditions, to sell up to 37.5 million shares of common stock to VAC, the H/S Investors, and additional investors to be arranged by VAC, at a price per share of $0.20 (the "May Private Placement"). If fully subscribed, this placement will raise an additional $7.5 million of equity proceeds.

Over the short term, the Company's continued operations are dependent upon additional financings. The Company is currently seeking to close the May Private Placement and to obtain additional debt and/or equity financing; no assurance can be made that such financing will be made available and close on terms satisfactory to the Company. Failure to close the May Private Placement or raise additional funds in the future could result in the Company significantly curtailing or ceasing operations.

The Company continues actions designed to achieve long-term profitability and improve its capital resources. Management's strategy to achieve long-term profitability includes building connecting traffic at its Kansas City hub through strategic routes, improved customer service, adding new cities to increase connecting opportunities, increasing efforts to attract and retain price-sensitive business travelers and continuing cost savings programs. There can be no assurance that such efforts will be successful.

In late 2000, the Company ceased making payments on its aircraft leases and entered into negotiations with its lessors to defer rental payments coming due through June 2001. The Company has executed agreements with lessors of nine aircraft agreeing to the deferral terms and continues to negotiate a similar agreement with the lessor of three aircraft agreeing to deferral terms. As a result of these agreements, certain lease arrearages which had been included in accounts payable are now included in long-term debt. Repayment of these loans, including interest at 10%, generally commence in July 2001 with maturities varying to December 2002.

The Company expects to expend approximately $5 million on various capital expenditures in 2001, which are primarily related to improvements to aircraft, increased aircraft parts inventory levels, additional heavy ground equipment and improvements to its computer systems, including the Company's switch to Sabre as its host reservations system. As of March 31 2001, approximately $1.2 million of such capital expenditures had been incurred.

The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. The Company has agreed with Pegasus Aviation to lease eight MD-80 aircraft, the first two of which were delivered to the Company in March and April 2001. The Company is required to provide lease deposits aggregating $2.3 million with respect to these aircraft, of which $0.6 million was deposited in the first quarter of 2001.

Nearly all of the Company's advance ticket sales are charged to credit cards. The Company provides collateral to secure the bank, which processes the Company's credit cards and pays the credit card receivable. The amount of required collateral varies in direct relation to the Company's air traffic liability: as ticket sales and air traffic liability increase, the Company must either provide additional collateral satisfactory to the bank or allow cash to be held by the bank as collateral. Currently, the Company has provided letters of credit from the H/S Investors in the aggregate amount of $4 million and a surety bond in the amount of $8 million to secure the bank. The bank's exposure (as computed under the credit card processing agreement) has exceeded $12 million from time to time, which has resulted in the bank holding cash as additional collateral.

The $8 million surety bond referenced above is cancelable by its issuer on 90 days' notice. The Company has had discussions with the issuer of the bond to gradually replace the bond with alternative collateral, and has had discussions with third parties about providing such replacement collateral but does not currently have firm commitments from a third party to provide replacement collateral. Management believes that satisfactory arrangements to provide substitute collateral may be worked out on a schedule satisfactory to the issuer of the bond, but there can be no assurance that such arrangements will be completed.

On February 14, 2001, the H/S Investors agreed to renew for a two-year period the letters of credit referenced above. In consideration for the establishment of the letters of credit, the Company issued to the H/S Investors warrants to purchase up to an aggregate of 4,000,000 shares of common stock at an exercise price of $1.17. Upon execution of the letter of credit, the Company issued 800,000 of the warrants, which immediately vest. The remaining warrants will be issued over the remaining term of the letters of credit depending on the amount of exposure.

On March 9, 2001, the Company issued 162,500 shares of a new issue of Series C Convertible Preferred Stock to VAC, a subsidiary of Pegasus Aviation, in exchange for a capital investment of $3.25 million. The Series C Convertible Preferred Stock has a liquidation preference of $20 per share, subject to annual accretion over three years, and is convertible into common stock at a price of $1.25 per share of common stock. The net proceeds from the sale were added to the Company's working capital and used to fund the Company's operating cash requirements and to fund security deposits on aircraft leased to the Company. On April 9, 2001, the Company issued an additional 25,000 shares of Series C Preferred Stock to VAC in exchange for a further capital investment of $0.5 million.

On April 30, 2001, the Company executed a term sheet with VAC providing for VAC, investors to be arranged by it and the H/S Investors, subject to conditions, to purchase up to 37.5 million shares of the Company's common stock for an aggregate purchase price of $7.5 million or $0.20 per share of common stock. Closing of the transaction is subject to certain conditions, including approval by the Company's Board of Directors and approval of the Company's budget by VAC. The term sheet provides for funds advanced prior to closing to be made as loans callable on demand by the investors. VAC advanced $3.0 million to the Company in May 2001, which is evidenced by a demand promissory note bearing interest at an annual rate of 9%. The H/S Investors and VAC have agreed that certain anti-dilution provisions contained in preferred shares held by them will not be triggered by the transaction. The H/S Investors have also agreed to restrict the anti-dilution adjustments to be triggered in certain warrants previously issued to them. Upon closing of the transaction, in addition to the shares of common stock to be issued pursuant to the transaction, (i) the H/S Investors will hold shares of preferred stock convertible into an aggregate of 8,994,456 shares of common stock and warrants entitling the holders to purchase up to 13,566,812 shares of common stock at a per share price of $0.50 (certain of the warrants are subject to vesting) and (ii) VAC will hold shares of preferred stock convertible into an aggregate of 3,000,000 shares of common stock. Also upon closing of the transaction, Seabury Advisors LLC and Seabury Securities LLC, financial advisors to the Company, will convert $0.5 million of fees owed to them into common stock at a price of $0.20 per share. The exact beneficial ownership of the Company upon closing of the transaction is not presently determinable as it depends upon the number of shares actually purchased by the investor group.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company has commodity price risk in that it must purchase jet fuel to operate its aircraft and the Company's earnings are affected by changes in the price of aircraft fuel. At the present time, management does not utilize fuel price hedging instruments to reduce the Company's exposure to fluctuations in fuel prices. Any substantial increase in the price of fuel, or any curtailment in the availability of fuel, could have an adverse effect on the Company. The price the Company pays for aviation fuel has varied from $1.20 to $0.58 per gallon over the last three years. General market conditions could result in further substantial increases in the price per gallon of fuel. Based on actual fuel usage during YE 2000, each 10 cent increase in the price per gallon of fuel adds $3.5 million of annual expense to the Company. Although the Company has sought from time to time to pass increases in fuel costs through to consumers (in accordance with general practice in the industry), such efforts may put the Company at a competitive disadvantage and may result in decreases in traffic that offset the increase in ticket prices.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company believes the litigation pending or overtly threatened against it can be resolved without material adverse effect on its operations or financial condition.

Item 2. Changes in Securities

a. None.

b. In March and April 2001, the Company issued 187,500 shares of Series C Preferred Stock, with a liquidation preference of $3.75 million (subject to annual accretion for three years at varying amounts as described in the agreement) and convertible into an aggregate of 3,000,000 shares of common stock. The Series C Preferred Stock ranks equivalent to the Company's Series B Preferred Stock and senior to the Series A Preferred and common stock and votes with the common stock based on the number of shares of common stock into which it is convertible.

c. None.

Item 3. Defaults upon Senior Securities

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's withholding of rent payments on certain aircraft leases.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 30, 2001, Scott Dickson was appointed President of the Company as successor to Jeff S. Potter, who resigned.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule

(b) Reports on Form 8-K

Form 8-K dated February 15, 2001, reporting renewal of letters of credit.

Form 8-K dated March 19, 2001, reporting issuance of Series C Preferred Stock.

Form 8-K dated May 9, 2001, reporting transaction with Vanguard Acquisition Company.

Each Form 8-K reported transactions under Item 5. Other Events. No financial statements were filed with any of the Forms 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature and Title Date

\s\ Scott Dickson May 14, 2001

Scott Dickson, President

\s\ David Rescino May 14, 2001

Chief Financial Officer

(Principal Accounting Officer)