Form 10-Q
period 2001-06-30
VANGUARD AIRLINES INC \DE\
filed 2001-08-14
CIK 1000578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes X No ______

At June 30, 2001, there were 20,572,737 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Part I. - Financial Information

Item 1. - Financial Statements
Vanguard Airlines, Inc. Condensed Balance Sheets
	June 30, 2001 (Unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$482,647	$3,560,029
Accounts receivable, less allowance of $292,000 at June 30, 2001 and December 31, 2000	2,918,898	4,547,516
Inventories	1,283,785	1,221,018
Prepaid expenses and other current assets	2,269,804	1,428,319
Total current assets	6,955,134	10,756,882

Property and equipment, at cost:
Aircraft improvements and leasehold costs	4,184,791	6,245,353
Aircraft engines and rotable inventory	9,364,033	9,699,536
Reservation system and communication equipment	1,804,783	1,804,783
Other property and equipment	6,936,474	5,436,729
	22,290,081	23,186,401
Less accumulated depreciation and amortization	(11,816,802)	(10,977,579)
	10,473,279	12,208,822

Other assets:
Deferred debt issuance costs	1,789,167	---
Leased aircraft deposits	4,094,000	3,699,000
Fuel and security deposits	1,092,716	996,118
Other	3,261,500	1,825,590
	10,237,383	6,520,708

Total assets	$27,665,796	$29,486,412

Vanguard Airlines, Inc. Condensed Balance Sheets (continued)
	June 30, 2001 (Unaudited)	December 31, 2000
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	18,674,570	18,467,314
Accrued expenses	4,535,157	4,258,688
Accrued maintenance	3,584,252	7,831,700
Air traffic liability	12,408,524	7,437,386
Current portion of capital lease obligations	361,801	304,511
Current portion of long-term debt	8,469,787	893,221
Total current liabilities	48,034,091	39,192,820

Accrued maintenance, less current portion	164,014	698,647
Capital lease obligations, less current portion	230,795	183,237
Long term debt, less current portion	4,477,371	2,037,136

Stockholders' deficit:
Preferred stock - Series A, $.001 par value:
Authorized shares - 450,000
Issued and outstanding shares - 302,362	302	302
Liquidation preference - $3,023,620
Preferred stock - Series B, $.001 par value:
Authorized shares - 100,000
Issued and outstanding shares - 100,000	100	100
Liquidation preference - $7,500,000
Preferred stock - Series C, $.001 par value:
Authorized shares - 250,000
Issued and outstanding shares - 187,500 in 2001	188	---
Liquidation preference - $3,750,000
Common stock, $.001 par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 20,572,737	20,573	20,573
Additional paid-in capital	95,381,014	89,704,683
Accumulated deficit	(120,642,652)	(102,351,086)
Total stockholders' deficit	(25,240,475)	(12,625,428)
Total liabilities and stockholders' deficit	$27,665,796	$29,486,412

See accompanying notes.

Vanguard Airlines, Inc. Statements of Operations (Unaudited)
	Three Months ended June 30,		Six Months ended June 30,
	2001	2000	2001	2000
Operating revenues:
Passenger revenues	$28,718,530	$35,709,528	$53,515,298	$62,396,004
Other	1,447,598	1,938,201	3,161,895	3,694,153
Total operating revenues	30,166,128	37,647,729	56,677,193	66,090,157

Operating expenses:
Flying operations	7,432,976	7,972,469	15,184,208	14,763,970
Aircraft fuel	7,834,003	9,530,870	15,985,198	17,653,264
Maintenance	5,622,367	8,095,014	12,302,038	14,355,775
Passenger service	2,836,018	2,186,595	4,931,252	4,289,394
Aircraft and traffic servicing	5,551,265	5,537,454	11,458,476	11,525,722
Promotion and sales	4,235,787	4,717,658	8,579,722	9,697,244
General and administrative	1,410,612	1,189,486	2,634,581	2,160,638
Depreciation and amortization	899,230	893,067	1,899,237	1,655,410
Total operating expenses	35,822,258	40,122,613	72,974,712	76,101,417

Operating loss	(5,656,130)	(2,474,884)	(16,297,519)	(10,011,260)

Other income (expense):
Deferred debt issuance cost
amortization	(189,500)	(175,093)	(273,834)	(353,852)
Interest expense	(338,599)	(18,697)	(558,534)	(32,429)
Interest income	32,557	40,833	73,090	173,213
Other	(650,812)	(69,542)	(1,234,769)	(66,240)

Total other expense, net	(1,146,354)	(222,499)	(1,994,047)	(279,308)

Net loss	$(6,802,484)	$(2,697,383)	$(18,291,566)	$(10,290,568)

Net loss per share:
Basic	$(0.33)	$(0.16)	$(0.89)	$(0.60)

Diluted	$(0.33)	$(0.16)	$(0.89)	$(0.60)

Weighted average shares used in
per share computation:
Basic	20,572,737	17,109,177	20,572,737	17,108,399

Diluted	20,572,737	17,109,177	20,572,737	17,108,399

See accompanying notes.

Vanguard Airlines, Inc. Statements of Cash Flows (Unaudited)
Six Months ended June 30,
2001		2000
Operating activities
Net loss	$(18,291,566)	$(10,290,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,293,270	1,124,485
Amortization	605,967	530,925
Loss on sale and disposal of property and equipment	431,118	---
Debt issuance cost amortization	273,833	353,852
Changes in operating assets and liabilities:
Accounts receivable	640,941	(788,132)
Inventories	(62,767)	96,254
Prepaid expenses and other current assets	(841,485)	(69,012)
Accounts payable	6,330,508	45,167
Accrued expenses	291,342	420,427
Accrued maintenance	(2,430,987)	(257,493)
Air traffic liability	4,971,138	5,123,521
Deposits and other	(1,927,508)	(1,274,161)

Net cash used in operating activities	(8,716,196)	(4,984,735)

Investing activities
Purchases of property and equipment	(1,845,003)	(1,466,970)

Financing activities
Payments on capital lease obligations	(177,055)	(113,038)
Principal payments on notes payable	(452,647)	---
Proceeds from the issuance of notes payable	4,500,000	1,000,000
Net proceeds from the issuance of preferred shares	3,613,519	---
Net proceeds from the exercise of stock options	---	3,848
Net cash provided by financing activities	7,483,817	890,810

Net decrease in cash and cash equivalents	(3,077,382)	(5,560,895)
Cash and cash equivalents at beginning of period	3,560,029	6,904,903
Cash and cash equivalents at end of period	$ 482,647	$1,344,008

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$166,464	$27,248

Vanguard Airlines, Inc. Statements of Cash Flows (continued) (Unaudited)
	Six Months ended June 30,
	2001	2000
Supplemental schedule of noncash investing and financing activities:
Issuance of long-term debt to satisfy accounts payable and accrued expenses payable to aircraft lessors, net of receivables applied	$5,020,448	$ ---
Issuance of long-term debt to satisfy accrued maintenance to aircraft lessors	$ 949,000	$ ---
Application of proceeds from sale of asset against accounts payable	$ 130,000	$ ---
Application of accrued maintenance against loss on asset sold	$1,402,094	$ ---
Aircraft leasehold costs associated with accrued maintenance	$ ---	$ 1,762,941
Property and equipment acquired through issuance of capital lease obligation	$ 281,903	$ 107,823
Deferred debt issuance costs recorded in conjunction with warrants issued	$2,063,000	$ 124,000

See accompanying notes.

Vanguard Airlines, Inc.

Notes to Unaudited Condensed Interim Financial Statements

June 30, 2001

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Vanguard Airlines, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all transactions considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For the six months ended June 30, 2001 and the year ended December 31, 2000, the Company incurred a net loss of approximately $18 million and $26 million, respectively. The Company had a working capital deficiency and stockholders' deficit at June 30, 2001 of approximately $41 million and $25 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires additional debt or equity financing to fund ongoing operations in 2001. The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations in 2001. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

2. Earnings per Share

For the three and six month periods ended June 30, 2001 and 2000, the computation of basic earnings/loss per share was based on the weighted average number of outstanding common shares. The computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share, as their effect was antidilutive.

3. Long-term Debt

On December 29, 2000, the Company entered into an agreement with an aircraft leasing company to borrow $3.0 million.

The Company received approximately $2.6 million in cash net of the first loan payment, a security deposit and loan costs. The obligation is secured by various aircraft parts and ground equipment. The obligation is payable in monthly installments through December 2003, including interest at prime plus 2.5%. This agreement provides the Company the ability to borrow up to an additional $1.0 million under substantially the same terms as the initial loan. As of June 30, 2001, no additional borrowings had been made against this facility.

In the first and second quarters of 2001, the Company negotiated lease deferral agreements with certain of its aircraft lessors. As of June 30, 2001, the Company had issued approximately $9.0 million of long-term debt to satisfy amounts payable to these lessors, net of $1.0 million of accounts receivable for reimbursement of certain maintenance expenses. Additionally, the Company had issued a note for approximately $1.0 million to a lessor to satisfy its maintenance obligation at the time of return of the aircraft. Repayment of these loans, including accrued interest at 10%, generally was scheduled to commence in July 2001 with maturities varying through December 2002. To date, the Company has not made the payments required under these loans, scheduled for July or August 2001.

The Company has received notices of default from certain of its lessors with whom lease deferral agreements had been reached. The Company is negotiating revised repayment terms with these lessors, and continues to negotiate a lease deferral agreement with another aircraft lessor with whom an agreement was not reached in the first half of 2001, payments to whom are in arrears.

4. Financial Instruments and Preferred Stock

In February 2001, two principal stockholders of the Company agreed to renew a two-year $4.0 million letter of credit in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 4 million warrants to purchase shares of the Company's common stock at an exercise price of $1.17. Upon execution of the letters of credit, the Company issued 800,000 warrants, with an estimated fair value of $0.5 million that vested immediately. The fair value, computed using Black-Scholes pricing model, was recorded in other assets and is being charged to expense over the term of the facility. An additional 2.6 million warrants vested on May 15, 2001, with an estimated fair value of $1.6 million. The remaining warrants will vest quarterly through February 2003 based on the amount of exposure under such letter of credit, as defined in the agreement.

In March 2001, the Company's $8.0 million surety bond, provided as collateral to secure the Company's credit card processor, expired and was renewed for an unspecified term subject to a 90-day cancellation clause. The bond was terminated in July 2001 per order of the State of Nebraska, which had instituted liquidation proceedings against the issuer. On July 6, 2001, the Company replaced this bond with a $6.0 million surety bond from a different issuer with a one-year term and a 90-day cancellation clause. This $6.0 million bond is subject to reduction after certain targets for capital infusions to the Company have been reached.

On March 9, 2001, the Company issued 162,500 shares of a new issue of Series C Convertible Preferred Stock to Vanguard Acquisition Company ("VAC") in exchange for a capital investment of $3.25 million. The Series C Convertible Preferred Stock has a liquidation preference of $20 per share, subject to annual accretion over three years, and is convertible into common stock at a price of $1.25 per share of common stock. The net proceeds from the sale were added to the Company's working capital and used to fund the Company's operating cash requirements and to fund security deposits on aircraft leased to the Company. On April 9, 2001, the Company issued an additional 25,000 shares of Series C Preferred Stock to VAC in exchange for a further capital investment of $0.5 million.

On April 30, 2001, the Company executed a term sheet providing for certain investors to purchase up to 37.5 million shares of the Company's common stock for an aggregate purchase price of $7.5 million or $0.20 per share of common stock. As of June 30, 2001, proceeds of $4.5 million were received in connection with the issuance of convertible demand notes bearing interest at an annual rate of 9% and which are callable by the investors. On July 12, 2001, these demand notes were converted to common stock (the "VAC Transaction") at which time the $4.5 million of demand notes, plus $5,249 of accrued interest, were converted to 22,526,249 shares of common stock. In connection with the conversion of these demand notes an additional 2,500,000 shares of common stock, reserved for issuance to certain financial advisors to the Company in exchange for the cancellation of $0.5 million of fees owed to them, have not been issued pending possible restructuring of such investment. At closing the holders of the Company's outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock waived certain anti-dilution rights and the exercise price of warrants to purchase approximately 13.6 million shares of common stock, held by two of the Company's principal investors, was adjusted to $0.50 per share. Financial adjustments related to this transaction will be recorded in the third quarter.

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

7. Subsequent Events

In July 2001, the Company commenced discussions with its current and former aircraft lessors seeking to negotiate a restructuring of certain amounts payable to these lessors under their leases and/or notes. As part of these negotiations, the Company has not made any aircraft lease or related note payments since July 1, 2001. Three of the Company's six aircraft lessors and three of five note holders issued formal default notices on about July 18, 2001. The Company is continuing discussions with these lessors regarding acceptable terms for the restructuring of its obligations and, where applicable, the removal of the default notices.

In July 2001, the Company was notified by Airlines Reporting Corporation (ARC) that its Letter of Credit securing cash transactions was under-funded according to ARC's cash reserve requirements. The Company has been requested to increase the Letter of Credit by approximately $0.9 million. In addition, the Company was notified in July 2001 by one of its credit card processors not secured by the $10 million facility that its collateral balance was under-funded. The Company has been requested to provide additional cash collateral of approximately $0.2 million. The Company is negotiating the timing and final amounts of these reserve requirements.

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

Any comparison of year-to-year results must take into consideration the substantial recent changes in the Company's route structure. Since October 2000, the Company has reconfigured its route system to operate longer haul routes, commencing service with low frequencies in new markets. The Company's costs have increased as a result of transition expense and the perceived need to commence new longer-haul markets with low frequency service. The Company expects such impact to lessen as it increases frequencies in its new markets. Also, revenues derived from new routes generally build over a period of time. Revenues and expenses were further impacted in the second quarter as a result of the Company's transition to Sabre as its host reservations system. This transition disrupted the Company's normal reservation activity resulting in a reduction in sales, required training of all reservations and customer service personnel on the Sabre system, resulting in an increase in training and payroll costs, and caused temporary reservations and passenger handling inefficiencies, resulting in passenger inconvenience, lost revenues and higher costs. As of the end of June 2001, the Company's reservations operations had returned to normal levels and substantially all the Company's reservations and customer service personnel had been trained on Sabre. Costs in the second quarter of 2001 were further impacted by the Company's introduction of MD-80 aircraft into its fleet. Transition cost items included training expense and acquisition of equipment.

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

Among other route changes, during 2000, the Company discontinued service from Chicago Midway to Minneapolis, Pittsburgh and Cincinnati, while adding service from Kansas City to New Orleans in July, Los Angeles in October, New York-LaGuardia in October, and Austin, Texas in December. In March 2001, the Company discontinued service from Kansas City to Minneapolis. In April 2001, the Company added service from Kansas City to San Francisco and Las Vegas.

The Company requires additional debt or equity financing to fund ongoing operations in 2001. The Company is seeking to raise additional capital; however, there can be no assurance that such capital can be obtained. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

The Company has begun several initiatives designed to increase its average fare levels, including modest fare increases, tighter control over inventory levels at discounted fares, and improved marketing to business travelers, including to travel agencies. The Company contracted with Sabre Holdings Corporation to provide the Company's computerized reservation and check-in system for a period of five years, and transitioned its reservation system to Sabre in April 2001. In addition to one-time transition costs, the transition to the Sabre system and the accompanying changes in other systems have resulted in a material increase in ongoing reservations and booking expense. Management believes this ongoing increase has been more than offset by an increase in sales due, in part, to the Sabre system providing the Company's flights improved display on travel agency reservation systems. Tickets sold through travel agencies as a percentage of sales increased roughly 40% from May to July 2001. In August 2001, the Company instituted a fare sale for fall travel.

As of July 25, 2001, the Company operates eight leased Boeing 737-200 jet aircraft and three leased Boeing MD-80 jet aircraft. The Company is returning certain of its 737-200 aircraft to the respective lessors and has committed to lease a total of eight used MD-80 series jet aircraft with remaining deliveries scheduled in 2001 and 2002. The Company intends to lease additional MD-80 series jet aircraft. The lease costs on the MD-80 series aircraft are approximately one-third higher than the lease costs on the Company's 737-200 aircraft. However, in the Company's configuration, most of the MD-80 series aircraft will seat 10% more passengers and include a business class cabin. Moreover, the MD-80 series aircraft are generally newer aircraft and are expected to have greater reliability and lower annual maintenance expense.

Three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000

Selected Financial and Operational Data:
	Three months ended June 30,				Six months ended June 30,
	2001	2000	Change	%	2001	2000	Change	%
Revenue passengers carried	371,235	563,050	(191,815)	(34.1)	717,571	1,015,428	(297,857)	(29.3)
Revenue passenger miles - RPMs (000s)	284,101	271,553	12,548	4.6	522,913	478,069	44,844	9.4
Available seat miles - ASMs (000s)	393,850	441,356	(47,506)	(10.8)	792,392	787,219	5,173	0.7
Load Factor	72.1%	61.5%	10.6 pts.	17.2	66.0%	60.7%	5.3 pts.	8.7
Departures	4,232	7,712	(3,480)	(45.1)	9,142	14,182	(5,040)	(35.5)
Average length of haul	762	482	280	58.1	729	471	258	54.8
Miles flown (000s)	3,227	3,678	(451)	(12.3)	6,548	6,560	(12)	(0.2)
Block hours flown	9,111	11,891	(2,780)	(23.4)	18,915	21,438	(2,523)	(11.8)
Passenger Yield	$ 0.101	$ 0.132	$ (0.031)	(23.5)	$ 0.102	$ 0.131	$ (0.029)	(22.1)
Total Revenue per ASM	$ 0.077	$ 0.085	$ (0.008)	(9.4)	$ 0.072	$ 0.084	$ (0.012)	(14.3)
Operating Expenses per ASM	$ 0.071	$ 0.091	$ (0.020)	(22.0)	$ 0.092	$ 0.097	$ (0.005)	(5.2)
Operating Expenses per block hour	3,932	3,374	558	16.5	3,858	3,550	308	8.7
Average fuel cost per gallon	$ 0.99	$ 0.95	$ 0.04	4.2	$ 1.00	$ 0.98	$ 0.02	2.0
Average size of fleet for period	12.8	14.7	(1.9)	(12.9)	12.7	13.1	(0.4)	(3.1)

For the six months ended June 30, 2001 ("6MO 2001"), the Company realized a net loss of $18.3 million as compared with a net loss of $10.3 million for the six months ended June 30, 2000 ("6MO 2000"). Operating revenue decreased 14%, or $9.4 million, for 6MO 2001 compared with 6MO 2000, while operating expenses decreased 4%, or $3.1 million. Other expense increased $1.7 million. For the quarter ended June 30, 2001 ("2Q 2001") the Company realized a net loss of $6.8 million compared with a net loss of $2.7 million for the quarter ended June 30, 2000 ("2Q 2000"). Operating revenue decreased 20%, or $7.5 million, for 2Q 2001 compared with 2Q 2000, while operating expenses decreased 11%, or $4.3 million. Other expense increased $0.9 million during the same period.

The Company's results for 6MO 2001 reflect a significant increase (55%) in the Company's average length of haul (the average length of a passenger's flight) resulting from the reconfiguration of its route system to longer-haul flying from a Kansas City hub. The Company's scope of operations (as measured by ASMs) increased less than 1% between the periods despite a 35% decrease in flight departures, attributable to the transition to longer-haul flying. The Company's revenue passenger miles (RPMs) increased 9%, resulting in an increase in load factor of 9%, or an average of 66.0% for 6MO 2001 compared to a 60.7% load factor for 6MO 2000. Operating expense per ASM declined 5%. This unit cost improvement was more than offset by a 22% decline in yield mainly attributable to the longer haul flying and to an increase in discount fares resulting, in part, from the Company's entering new markets, and general decreases in passenger demand for air travel in 6MO 2001 resulting, management believes, from general passenger concerns over a soft economy.

For 2Q 2001 the Company's revenue passenger miles (RPMs) increased 5%, while its average fleet size dropped 13% to 12.8 aircraft and available seat miles (ASMs) decreased by 11% for 2Q 2001. This resulted in a 17% increase in the Company's load factor to an average of 72% for 2Q 2001 from 62% for 2Q 2000.

Operating Revenues

Total operating revenues decreased 14% to $56.7 million for 6MO 2001 from $66.1 million for 6MO 2000 and decreased 20% to $30.2 million for 2Q 2001 from $37.6 million for 2Q 2000. A 9% increase in the Company's load factor for 6MO 2001 was more than offset by a 22% decline in yield for 6MO 2001. During 6MO 2001, the Company's average length of haul increased 55%, which more than offset a 21% increase in average fares and resulted in lower yields. Much of the Company's load factor improvement occurred in the second quarter, which posted a 17% increase in load factor in 2Q 2001 as compared to 2Q 2000.

Fare levels (and yields) were impacted during 6MO 2001 and 2Q 2001 as a result of the Company's efforts to stimulate traffic. The Company's traffic levels had declined significantly in January in part as a result, management believes, of general uncertainty over the domestic economy, as well as passengers booking away from the Company due to a decline in the Company's operational performance in December 2000. Although the Company implemented significant yield improvement initiatives in 2Q 2001, the effect of such initiatives was dampened in 2Q 2001 by the continued carrying of passengers who booked seats in 1Q 2001 and the conversion to Sabre, which disrupted the Company's reservations activity, resulting in lost sales, for approximately 60 days following the transition. Although the industry has recently experienced widespread fare discounting, the Company has been able to continue many of its yield improvement initiatives.

The Company follows a strict refund policy whereby a majority of its fares are non-refundable. When forfeited, these fares are recognized in passenger revenue. In conjunction with its conversion to Sabre reservations system in April 2001, the Company revised its fare rules applicable to certain passengers who do not complete their scheduled itinerary. As a result of this change, the Company no longer allows unused non-refundable fares to be applied as a credit against future travel if the change is not requested before the reserved flight date. As of the effective date of these fare rules, the Company recognizes revenue for unused non-refundable tickets in the month in which the "no show" occurs. Revenues from expiration of nonrefundable tickets totaled $4.7 million in 6MO 2001 compared with $5.2 million for 6MO 2000. In 2Q 2001, these revenues totaled $2.5 million compared with $2.2 million for 2Q 2000.

Other revenues consist of service fees from passengers who change flight reservations on nonrefundable fares, charter revenue, liquor sales, and mail and cargo revenues. Service fees declined to $1.6 million in 6MO 2001 from $2.6 million for 1Q 2000, of which $0.8 million occurred during 2Q 2001, largely due to the Company's change in fare rules to restrict rebooking of nonrefundable fares.

Operating Expenses

The following table sets forth the Company's major expense categories as a percentage of the Company's total operating expenses and as expressed on a unit basis as cost per available seat mile:
	Three months ended June 30				Six months ended June 30
	2001		2000		2001		2000
	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM
Operating expenses:
Flying operations	20.8%	1.88 cents	19.8%	1.81 cents	20.8%	1.92 cents	19.5%	1.88 cents
Aircraft fuel	21.9	1.99	23.8	2.16	21.9	2.02	23.2	2.24
Maintenance	15.7	1.43	20.2	1.83	16.8	1.55	18.9	1.82
Passenger service	7.9	0.72	5.4	0.50	6.8	0.62	5.6	0.55
Aircraft and traffic servicing	15.5	1.41	13.8	1.25	15.7	1.45	15.1	1.47
Promotion and sales	11.8	1.08	11.8	1.07	11.8	1.08	12.7	1.23
General and administrative	3.9	0.36	3.0	0.27	3.6	0.33	2.8	0.27
Depreciation and amortization	2.5	0.23	2.2	0.20	2.6	0.24	2.2	0.21
Total operating expenses	100.0%	9.10 cents	100.0%	9.09 cents	100.0%	9.21 cents	100.0%	9.67 cents

Unit costs on a cents-per-ASM basis decreased 5% for 6MO 2001 compared with 6MO 2000 and increased less than 1% for 2Q 2001 compared with 2Q 2000. Unit cost decreases in fuel, maintenance, and promotion and sales expense were roughly offset by increases passenger service and general and administrative costs. The cost increases were driven primarily by the changes in the Company's route system to low-frequency service in higher cost markets such as New York-LaGuardia and Los Angeles and costs related to the introduction of the MD-80 aircraft in 2Q 2001 and the transition to Sabre.

Flying operations expenses increased 3%, or $0.4 million, in 6MO 2001 compared with 6MO 2000 and decreased 7%, or $0.5 million, in 2Q 2001 compared with 2Q 2000. During 6MO 2001, aircraft rent increased $0.2 million with the replacement of Boeing 737-200 aircraft by MD-80 aircraft, which have higher lease costs, although the average fleet size decreased 3% for the same period. Flying operations expense decreased slightly in 2Q 2001 as compared to 2Q 2000 as a 13% decline in average fleet size was only partially offset by higher average lease expense per aircraft. Increased costs for crew training for the new MD-80 aircraft type were partially offset by a reduction in pilot salaries due to the decrease in block hours. Flying operations expenses increased slightly on a cents-per-ASM basis to 1.92 cents for 6MO 2001 from 1.88 cents for 6MO 2000 and increased to 1.88 cents for 2Q 2001 from 1.81 cents for 2Q 2000.

Fuel costs decreased 9%, or $1.7 million, in 6MO 2001 compared with 6MO 2000 and decreased 18%, or $1.7 million, in 2Q 2001 compared with 2Q 2000. Fuel usage decreased 11% to approximately 16 million gallons for 6MO 2001, commensurate with a 12% decrease in block hours flown, while average cost per gallon increased 2% to $1.00 for 6MO 2001. Fuel usage decreased 21% for 2Q 2001, commensurate with a 23% decrease in block hours flown, while average cost per gallon increased 4% for 2Q 2001.

Maintenance expenses decreased 14%, or $2.1 million, for 6MO 2001 compared with 6MO 2000 and decreased 30%, or $2.5 million for 2Q 2001 compared with 2Q 2000. Maintenance expense decreases during these periods were principally due to the return of five Boeing 737-200s. During 6MO 2001, accruals for future major maintenance events, which will not be performed by the Company due to the early return of the related Boeing 737-200 aircraft, were released, resulting in a reduction of expenses of $2.7 million. $0.7 million of costs were incurred with the return of leased aircraft during the first half of 2001. Aircraft repair and overhaul expenses decreased $0.2 million in 6MO 2001 mainly as a result of the return of our oldest aircraft during the past twelve months and improved reliability of the existing fleet with an average age of 10 years versus 24 years for the 6MO 2000 fleet. Maintenance expenses decreased on a cents per ASM basis to 1.55 cents for 6MO 2001 from 1.82 cents for 6MO 2000 and decreased to 1.43 cents for 2Q 2001 from 1.83 cents for 2Q 2000.

Passenger services expenses increased 15%, or $0.6 million, in 6MO 2001 compared with 6MO 2000 and increased 30%, or $0.6 million, in 2Q 2001 compared with 2Q 2000. In 2Q 2001, the Company significantly increased its efforts to accommodate passengers impacted by a schedule irregularity, including adoption of more liberal policies to reaccommodate passengers on other airlines. Due to the Company's low-frequency schedules and lack of interline agreements with other carriers, re-accommodation of inconvenienced passengers required purchasing tickets on other airlines at their high, walk-up fares. These costs totaled $0.3 million more in 6MO 2001 compared with 6MO 2000 and $0.5 million more in 2Q 2001 compared with 2Q 2000. During 2Q 2001, the Company also began issuing vouchers redeemable for a specific dollar value toward the purchase of a future ticket on Vanguard in situations where a passenger could be accommodated on another Vanguard flight but was still inconvenienced by a number of hours due to a schedule irregularity. These vouchers accounted for a total of $0.5 million in 2Q 2001; the value of the vouchers will be included in revenue when the vouchers are redeemed. Passenger services costs increased on a cents per ASM basis to 0.62 cents for 6MO 2001 from 0.55 cents for 6MO 2000 and increased to 0.72 cents for 2Q 2001 from 0.50 cents for 2Q 2000.

Promotion and sales expenses decreased 12%, or $1.1 million, in 6MO 2001 compared with 6MO 2000 and decreased 10%, or $0.5 million, in 2Q 2001 compared with 2Q 2000. Advertising fees decreased $1.3 million during 6MO 2001, of which $1.1 million was during 2Q 2001, primarily due to a reduction in direct advertising. Fees for booking reservations through travel agent global distribution systems increased $0.6 million as expected with the adoption of Sabre reservation system. Such fees increased $0.5 million in 2Q 2001 as compared to 2Q 2000. Credit card processing fees decreased $0.4 million due to reduced sales for 6MO 2001 compared with 6MO 2000. Promotion and sales expenses decreased on a cents per ASM basis to 1.08 cents for 6MO 2001 from 1.23 cents for 6MO 2000 and decreased only slightly to 1.07 cents for 2Q 2001 from 1.08 cents for 2Q 2000.

General and administrative expenses increased 22%, or $0.5 million, in the 6MO 2001 compared with 6MO 2000 and increased 19%, or $0.2 million, in the 2Q 2001 compared with 2Q 2000, due in part to increased management staffing, and outsourcing of revenue accounting associated with the transition to Sabre in 2Q 2001.

Other Income (Expense)

Other expense, net, consists primarily of write-offs associated with certain aircraft returns, amortization of transaction fees and debt issuance cost and interest expense, net of interest income. Other expense increased $1.7 million in 6MO 2001 compared with 6MO 2000, and $0.9 million for 2Q 2001 compared with 2Q 2000. In 6MO 2001, the Company recognized a $0.4 million of expense associated with the write-off of unamortized leasehold improvements at the early return of three of its Boeing 737-200s to their lessors. Interest on debt resulting from the conversion of aircraft lease deferrals amounted to a $0.5 million expense for 6MO 2001. Amortization of fees associated with the acquisition of aircraft leases added $0.3 million to expense. Deferred debt issuance costs includes the estimated fair value of certain warrants issued in connection with financing activities, which is amortized over the terms of the related agreements.

Liquidity and Capital Resources

As a result of the Company's operating losses and limited financial resources, the Company's independent auditors have expressed a "going concern" qualification on the Company's financial statements for the year ended December 31, 2000. The Company had a working capital deficiency and stockholders' deficit at June 30, 2001 of approximately $41 million and $25 million, respectively. The Company requires additional debt or equity financing to fund ongoing operations in 2001. The Company is seeking to raise additional capital; however, there can be no assurance that such capital can be obtained. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from public and private sales of equity and debt securities. Prior to 2001, such financings have been made possible by two principal stockholders, The Hambrecht 1980 Revocable Trust and the J. F. Shea Company (together, the "H/S Investors"). During the twelve months ended December 31, 2000, the H/S Investors invested $11.5 million in the Company, as further discussed below. In the first six months of 2001, Vanguard Acquisition Company ("VAC") became a principal stockholder through its investment in $3.75 million of equity securities and $3.5 million of demand notes. On July 12, 2001, these demand notes were exchanged for 17,500,000 shares of common stock. VAC currently holds approximately 37% of the Company's issued and outstanding voting securities.

The Company continues actions designed to achieve long-term profitability and improve its capital resources. Management's strategy to achieve long-term profitability includes building connecting traffic at its Kansas City hub through strategic routes, increasing yields through improved revenue management processes and automation, improving customer service, adding new cities to increase connecting opportunities, increasing efforts to attract and retain price-sensitive business travelers and continuing cost savings programs. There can be no assurance that such efforts will be successful.

Nearly all of the Company's advance ticket sales are charged to credit cards. The Company provides collateral to secure a bank, which processes the Company's VISA and MasterCard transactions and pays the related receivable. The amount of required collateral varies in direct relation to the Company's air traffic liability: as ticket sales and air traffic liability increase, the Company must either provide additional collateral satisfactory to the bank or allow cash to be held by the bank as collateral. Currently, the Company has provided letters of credit from the H/S Investors in the aggregate amount of $4.0 million and a surety bond in the amount of $6.0 million to secure the bank. The bank's exposure (as computed under the credit card processing agreement) has exceeded the available security from time to time, which has resulted in the bank holding cash as additional collateral. In March 2001, the Company's $8.0 million surety bond provided as additional collateral to secure the Company's credit card processor expired and was renewed for an unspecified term subject to a 90-day cancellation clause. The bond was terminated in July 2001 per order of the State of Nebraska, which had instituted liquidation proceedings against the issuer. On July 6, 2001, the Company replaced this bond with a $6.0 million surety bond from a different issuer with a one-year term and a 90-day cancellation clause. This $6.0 million bond is subject to reduction after certain targets for capital infusions to the Company have been reached.

In the first and second quarters of 2001, the Company negotiated lease deferral agreements with certain of its aircraft lessors. As of June 30, 2001, the Company had issued approximately $9.0 million of long-term debt to satisfy amounts payable to these lessors, net of $1.0 million of accounts receivable for reimbursement of certain maintenance expenses. Additionally, the Company issued a note for approximately $1.0 million to a lessor to satisfy its obligations for the condition of an aircraft at return. Repayment of these loans, including interest at 10%, generally was scheduled to commence in July 2001 with maturities varying to December 2002. To date, the Company has not made the payments required under these loans, scheduled for July and August 2001. The Company has received notices of default from certain of its lessors with whom lease deferral agreements had been reached. The Company is negotiating revised repayment terms with these lessors, and continues to negotiate a lease deferral agreement with another aircraft lessor with whom an agreement was not reached in the first half of 2001, payments to whom are in arrears.

On April 12, 2001, the Company entered into an Aircraft Spare Parts Support Agreement with an aircraft components supply company (the "Supplier") under which the Supplier would allow the Company to have access to up to $2.0 million of spare parts inventory for the Company's Boeing MD-80 aircraft. The Company pays a monthly fee for this access and is responsible for replacement of any parts used. As of June 30, 2001, the Company has received approximately $1.6 million of parts under this agreement.

On February 14, 2001, the H/S Investors agreed to renew for a two-year period the letters of credit securing a portion of the funds held by the Company's credit card processor. In consideration for the establishment of the letters of credit, the Company issued to the H/S Investors warrants to purchase up to an aggregate of 4,000,000 shares of common stock at an exercise price of $1.17. Upon execution of the letter of credit, the Company 800,000 of the warrants immediately vested. In May 2001 another 2,624,238 warrants vested. The remaining warrants will vest over the remaining term of the letters of credit depending on the amount of exposure.

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

On April 30, 2001, the Company executed a term sheet providing for certain investors to purchase up to 37.5 million shares of the Company's common stock for an aggregate purchase price of $7.5 million or $0.20 per share of common stock. As of June 30, 2001, funds totaling $4.5 million were advanced prior to closing as demand notes bearing interest at an annual rate of 9% callable by the investors. This equity investment (the "VAC Transaction") closed on July 12, 2001. At closing, $4.5 million principal amount of demand notes, plus $68,250 of accrued interest, were cancelled in exchange for the issuance of 22,526,249 shares of common stock. An additional 2,500,000 shares of common stock, reserved for issuance to certain financial advisors to the Company in exchange for the cancellation of $0.5 million of fees owed to them, have not been issued pending possible restructuring of such investment. At closing, the holders of the Company's outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock waived certain anti-dilution rights they otherwise held with respect to the VAC Transaction and the exercise price of warrants to purchase approximately 13.6 million shares of common stock, held by two of the Company's principal investors, adjusted to $0.50 per share.

The net proceeds from the foregoing capital transactions were added to the Company's working capital and used to fund the Company's operating cash requirements and to fund security deposits on aircraft leased to the Company. As stated above, the Company is seeking additional capital; however, there can be no assurance that such capital can be obtained. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

In July 2001, the Company was notified by Airlines Reporting Corporation (ARC) that its Letter of Credit securing cash transactions was under-funded according to ARC's cash reserve requirements. The Company has been requested to increase the Letter of Credit by approximately $0.9 million. In addition, the Company was notified in July 2001 by one of its credit card processors not secured by the $10.0 million facility that its collateral balance was under-funded. The Company has been requested to provide additional cash collateral of approximately $0.2 million. The Company is negotiating the timing and final amounts of these reserve requirements.

The Company expects to expend approximately $5.0 million on various capital expenditures in 2001, which are primarily related to improvements to aircraft, increased aircraft parts inventory levels, additional heavy ground equipment and improvements to its computer systems, including the Company's switch to Sabre as its host reservations system. As of June 30 2001, approximately $1.8 million of such capital expenditures had been incurred.

The Company continues to review its financing alternatives in order to purchase or lease additional aircraft under suitable terms. The Company has agreed o lease eight MD-80 aircraft, the first three of which were delivered to the Company in March, April, and June 2001. The Company is required to provide lease deposits aggregating $2.3 million with respect to these aircraft, of which $0.6 million was deposited in the first quarter of 2001.

Item 3. - Quantitative and Qualitative Disclosure about Market Risk

The Company has commodity price risk in that it must purchase jet fuel to operate its aircraft and the Company's earnings are affected by changes in the price of aircraft fuel. At the present time, management does not utilize fuel price hedging instruments to reduce the Company's exposure to fluctuations in fuel prices. Any substantial increase in the price of fuel, or any curtailment in the availability of fuel, could have an adverse effect on the Company. The price the Company pays for aviation fuel has varied from $1.20 to $0.58 per gallon over the last three years. General market conditions could result in further substantial increases in the price per gallon of fuel. Based on actual fuel usage during YE 2000, each 10-cent increase in the price per gallon of fuel adds $3.6 million of annual expense to the Company. Although the Company has sought from time to time to pass increases in fuel costs through to consumers (in accordance with general practice in the industry), such efforts may put the Company at a competitive disadvantage and may result in decreases in traffic that offset the increase in ticket prices.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the payment defaults under certain aircraft lease agreements, see Part I, Item 2. "Management's Discussion of Financial Analysis and Results of Operations."

Item 2. Changes in Securities

a. None.

b. In connection with the VAC Transaction, (i) the Company modified the rights of both vested and unvested warrants previously issued to purchase 13,566,812 shares of common stock, to reduce the exercise price to $0.50 per share and (ii) the Company modified the terms of each series of preferred stock to provide that the conversion terms of such preferred stock did not change as a result of the VAC Transaction.

c. Pursuant to the VAC Transaction, the Company issued 22,526,249 shares of common stock in exchange for the cancellation of $4.5 million principal amount of promissory notes and accrued interest on certain of such notes. The shares were issued to Vanguard Acquisition Company, certain other principal shareholders of the Company and their assignees. Exemption from registration under the Securities Act of 1933 is claimed under section 4(2) of such act.

d. None.

Item 3. Defaults upon Senior Securities

See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's payment defaults under certain aircraft lease agreements.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 17, 2001, the stockholders reelected Mr. Denis T. Rice and Mr. Leighton W. Smith, Jr. as Class III directors, their term in office to expire in 2004. Mr. Scott Dickson, Mr. Robert J. Spane and Mr. Lee M. Gammill continued in office as directors. The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ended December 31, 2001.

The votes of common stock cast for and against the foregoing directors and the ratification of Ernst and Young LLC, and the votes abstained, are as follows:

Election of Denis T. Rice:

For: 13,651,974 shares Against: 2,730 shares Abstain: 1,935 shares

Election of Leighton W. Smith, Jr.:

For: 13,656,019 shares Against: 0 shares Abstain: 620 shares

Ratification of Ernst & Young LLP:

For: 13,650,960 shares Against: 0 Shares Abstain: 5,679 shares

All outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock voted FOR each of the foregoing matters. Such shares, in the aggregate, voted as 11,994,530 shares of common stock.

Item 5. Other Information

During the year ended December 31, 2000, the Company paid Ernst & Young LLP:

(i) $186,650 for the audit and quarterly reviews

(ii) $46,195 for other matters, including audit of the Company's 401(k) plan and preparation of tax returns.

The Company's Audit Committee believes the provision of such non-audit services is compatible with maintaining the principal accountant's independence.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule

(b) Reports on Form 8-K

Form 8-K dated July 12, 2001, reporting transaction with Vanguard Acquisition Company.

No financial statements were filed with this Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature and Title Date

/s/ Scott Dickson___________________________________ August 14, 2001

Scott Dickson, President

/s/ David Rescino___________________________________ August 14, 2001

David Rescino, Chief Financial Officer

(Principal Accounting Officer)