Form 10-Q/A
period 2001-06-30
VANGUARD AIRLINES INC \DE\
filed 2001-09-07
CIK 1000578

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

Part I. - Financial Information

Item 1. - Financial Statements
Vanguard Airlines, Inc. Condensed Balance Sheets
	June 30, 2001 (Unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$482,647	$3,560,029
Accounts receivable, less allowance of $292,000 at June 30, 2001 and December 31, 2000	2,918,898	4,547,516
Inventories	1,283,785	1,221,018
Prepaid expenses and other current assets	2,269,804	1,428,319
Total current assets	6,955,134	10,756,882

Property and equipment, at cost:
Aircraft improvements and leasehold costs	4,184,791	6,245,353
Aircraft engines and rotable inventory	9,364,033	9,699,536
Reservation system and communication equipment	1,804,783	1,804,783
Other property and equipment	6,936,474	5,436,729
	22,290,081	23,186,401
Less accumulated depreciation and amortization	(11,816,802)	(10,977,579)
	10,473,279	12,208,822

Other assets:
Deferred debt issuance costs	1,789,167	---
Leased aircraft deposits	4,094,000	3,699,000
Fuel and security deposits	1,092,716	996,118
Other	3,261,500	1,825,590
	10,237,383	6,520,708

Total assets	$27,665,796	$29,486,412

Vanguard Airlines, Inc. Condensed Balance Sheets (continued)
	June 30, 2001 (Unaudited)	December 31, 2000
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	18,674,570	18,467,314
Accrued expenses	4,535,157	4,258,688
Accrued maintenance	3,584,252	7,831,700
Air traffic liability	12,408,524	7,437,386
Current portion of capital lease obligations	361,801	304,511
Current portion of long-term debt	8,469,787	893,221
Total current liabilities	48,034,091	39,192,820

Accrued maintenance, less current portion	164,014	698,647
Capital lease obligations, less current portion	230,795	183,237
Long term debt, less current portion	4,477,371	2,037,136

Stockholders' deficit:
Preferred stock - Series A, $.001 par value:
Authorized shares - 450,000
Issued and outstanding shares - 302,362	302	302
Liquidation preference - $3,023,620
Preferred stock - Series B, $.001 par value:
Authorized shares - 100,000
Issued and outstanding shares - 100,000	100	100
Liquidation preference - $7,500,000
Preferred stock - Series C, $.001 par value:
Authorized shares - 250,000
Issued and outstanding shares - 187,500 in 2001	188	---
Liquidation preference - $3,750,000
Common stock, $.001 par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 20,572,737	20,573	20,573
Additional paid-in capital	99,481,014	89,704,683
Accumulated deficit	(124,742,652)	(102,351,086)
Total stockholders' deficit	(25,240,475)	(12,625,428)
Total liabilities and stockholders' deficit	$27,665,796	$29,486,412

See accompanying notes.

Vanguard Airlines, Inc. Statements of Operations (Unaudited)
	Three Months ended June 30,		Six Months ended June 30,
	2001	2000	2001	2000
Operating revenues:
Passenger revenues	$28,718,530	$35,709,528	$53,515,298	$62,396,004
Other	1,447,598	1,938,201	3,161,895	3,694,153
Total operating revenues	30,166,128	37,647,729	56,677,193	66,090,157

Operating expenses:
Flying operations	7,432,976	7,972,469	15,184,208	14,763,970
Aircraft fuel	7,834,003	9,530,870	15,985,198	17,653,264
Maintenance	5,622,367	8,095,014	12,302,038	14,355,775
Passenger service	2,836,018	2,186,595	4,931,252	4,289,394
Aircraft and traffic servicing	5,551,265	5,537,454	11,458,476	11,525,722
Promotion and sales	4,235,787	4,717,658	8,579,722	9,697,244
General and administrative	1,410,612	1,189,486	2,634,581	2,160,638
Depreciation and amortization	899,230	893,067	1,899,237	1,655,410
Total operating expenses	35,822,258	40,122,613	72,974,712	76,101,417

Operating loss	(5,656,130)	(2,474,884)	(16,297,519)	(10,011,260)

Other income (expense):
Deferred debt issuance cost
amortization	(189,500)	(175,093)	(273,834)	(353,852)
Interest expense	(4,438,599)	(18,697)	(4,658,534)	(32,429)
Interest income	32,557	40,833	73,090	173,213
Other	(650,812)	(69,542)	(1,234,769)	(66,240)

Total other expense, net	(5,246,354)	(222,499)	(6,094,047)	(279,308)

Net loss	$(10,902,484)	$(2,697,383)	$(22,391,566)	$(10,290,568)

Net loss per share:
Basic	$(0.53)	$(0.16)	$(1.09)	$(0.60)

Diluted	$(0.53)	$(0.16)	$(1.09)	$(0.60)

Weighted average shares used in
per share computation:
Basic	20,572,737	17,109,177	20,572,737	17,108,399

Diluted	20,572,737	17,109,177	20,572,737	17,108,399

See accompanying notes.

Vanguard Airlines, Inc. Statements of Cash Flows (Unaudited)
Six Months ended June 30,
2001		2000
Operating activities
Net loss	$(22,391,566)	$(10,290,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,293,270	1,124,485
Amortization	605,967	530,925
Loss on sale and disposal of property and equipment	431,118	---
Debt issuance cost amortization	273,833	353,852
Non-cash interest expense related to discount on debt issuance	4,100,000	---
Changes in operating assets and liabilities:
Accounts receivable	640,941	(788,132)
Inventories	(62,767)	96,254
Prepaid expenses and other current assets	(841,485)	(69,012)
Accounts payable	6,330,508	45,167
Accrued expenses	291,342	420,427
Accrued maintenance	(2,430,987)	(257,493)
Air traffic liability	4,971,138	5,123,521
Deposits and other	(1,927,508)	(1,274,161)

Net cash used in operating activities	(8,716,196)	(4,984,735)

Investing activities
Purchases of property and equipment	(1,845,003)	(1,466,970)

Financing activities
Payments on capital lease obligations	(177,055)	(113,038)
Principal payments on notes payable	(452,647)	---
Proceeds from the issuance of notes payable	4,500,000	1,000,000
Net proceeds from the issuance of preferred shares	3,613,519	---
Net proceeds from the exercise of stock options	---	3,848
Net cash provided by financing activities	7,483,817	890,810

Net decrease in cash and cash equivalents	(3,077,382)	(5,560,895)
Cash and cash equivalents at beginning of period	3,560,029	6,904,903
Cash and cash equivalents at end of period	$ 482,647	$1,344,008

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$166,464	$27,248

Vanguard Airlines, Inc. Statements of Cash Flows (continued) (Unaudited)
	Six Months ended June 30,
	2001	2000
Supplemental schedule of noncash investing and financing activities:
Issuance of long-term debt to satisfy accounts payable and accrued expenses payable to aircraft lessors, net of receivables applied	$5,020,448	$ ---
Issuance of long-term debt to satisfy accrued maintenance to aircraft lessors	$ 949,000	$ ---
Application of proceeds from sale of asset against accounts payable	$ 130,000	$ ---
Application of accrued maintenance against loss on asset sold	$1,402,094	$ ---
Aircraft leasehold costs associated with accrued maintenance	$ ---	$ 1,762,941
Property and equipment acquired through issuance of capital lease obligation	$ 281,903	$ 107,823
Deferred debt issuance costs recorded in conjunction with warrants issued	$2,063,000	$ 124,000

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

For the six months ended June 30, 2001 and the year ended December 31, 2000, the Company incurred a net loss of approximately $22 million and $26 million, respectively. The Company had a working capital deficiency and stockholders' deficit at June 30, 2001 of approximately $41 million and $25 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires additional debt or equity financing to fund ongoing operations in 2001. The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations in 2001. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

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

On April 30, 2001, the Company executed a term sheet providing for certain investors to purchase up to 37.5 million shares of the Company's common stock for an aggregate purchase price of $7.5 million or $0.20 per share of common stock and to loan up to the purchase price of the common stock to the Company in advance of the closing of the equity transaction. Conditions to the investors' obligation to close the transaction included the modification of the repricing provisions contained in certain warrants and the Company's Series A Preferred Stock and Series B Preferred Stock, which warrants (the "Repriced Warrants") and preferred stock were held by investors committing to take a minority share of the new investment.

In May, 2001, VAC (who committed to provide the majority of the new investment) provided bridge loans totaling $3.5 million to the Company in the form of a demand note bearing interest at an annual rate of 9%. Other investors provided an additional $1.0 million in demand notes on June 21, 2001 with interest at an annual rate of 9%. On July 12, 2001, these demand notes were applied to the purchase of common stock (the "VAC Transaction") at which time the $4.5 million of demand notes, plus $5,249 of accrued interest, were exchanged for 22,526,249 shares of common stock. At closing, the holders of the Company's outstanding shares of Series B Preferred Stock and Series C Preferred Stock waived certain anti-dilution rights and modified the antidilution provisions of the Repriced Warrants with the result that the exercise price of warrants to purchase approximately 13.6 million shares of common stock, held by two of the Company's principal investors, was adjusted to $0.50 per share. Absent the agreement of these holders to such modification, the exercise price of the Repriced Warrants would have adjusted to $.20 pursuant to the terms of the antidilution provisions contained in such warrants. An additional 2,500,000 shares of common stock, reserved for issuance to certain financial advisors to the Company in exchange for the cancellation of $0.5 million of fees owed to them, have not been issued pending possible restructuring of this portion of the investment. The Company will record an extraordinary loss on the extinguishment of the related payable to the extent the fair value of the equity instruments issued exceeds the $0.5 million payable on the date of issuance.

As a result of the deferred feature of the financing, whereby the investment was initially advanced as debt and then applied to the equity purchase upon the satisfaction of all conditions to the equity investment, and because the common stock investment was sold at a price less than the trading price of the common stock on NASDAQ, the Company accounted for these transactions as debt issued with common stock purchase rights. Under Accounting Principles Board (APB) Opinion 14, the $4.5 million debt proceeds have been allocated to the common stock purchase rights, the warrant repricing and the demand notes payable based on their relative values. This accounting treatment results in $4.1 million of the debt proceeds being allocated to debt discount, which was amortized to interest expense in the second quarter.

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

Three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000

Selected Financial and Operational Data:
	Three months ended June 30,				Six months ended June 30,
	2001	2000	Change	%	2001	2000	Change	%
Revenue passengers carried	371,235	563,050	(191,815)	(34.1)	717,571	1,015,428	(297,857)	(29.3)
Revenue passenger miles - RPMs (000s)	287,967	271,553	16,414	6.0	526,778	478,069	48,709	10.2
Available seat miles - ASMs (000s)	393,850	441,356	(47,506)	(10.8)	792,392	787,219	5,173	0.7
Load Factor	73.1%	61.5%	11.6 pts.	18.9	66.5%	60.7%	5.8 pts.	9.6
Departures	4,232	7,712	(3,480)	(45.1)	9,142	14,182	(5,040)	(35.5)
Average length of haul	776	482	294	61.0	734	471	263	55.8
Miles flown (000s)	3,227	3,678	(451)	(12.3)	6,548	6,560	(12)	(0.2)
Block hours flown	9,111	11,891	(2,780)	(23.4)	18,915	21,438	(2,523)	(11.8)
Passenger Yield	$ 0.100	$ 0.132	$ (0.032)	(24.2)	$ 0.102	$ 0.131	$ (0.029)	(22.1)
Total Revenue per ASM	$ 0.077	$ 0.085	$ (0.008)	(9.4)	$ 0.072	$ 0.084	$ (0.012)	(14.3)
Operating Expenses per ASM	$ 0.091	$ 0.091	$ (0.000)	(0.0)	$ 0.092	$ 0.097	$ (0.005)	(5.2)
Operating Expenses per block hour	3,932	3,374	558	16.5	3,858	3,550	308	8.7
Average fuel cost per gallon	$ 0.99	$ 0.95	$ 0.04	4.2	$ 1.00	$ 0.98	$ 0.02	2.0
Average size of fleet for period	12.8	14.7	(1.9)	(12.9)	12.7	13.1	(0.4)	(3.1)

For the six months ended June 30, 2001 ("6MO 2001"), the Company realized a net loss of $22.4 million as compared with a net loss of $10.3 million for the six months ended June 30, 2000 ("6MO 2000"). Operating revenue decreased 14%, or $9.4 million, for 6MO 2001 compared with 6MO 2000, while operating expenses decreased 4%, or $3.1 million. Other expense increased $5.8 million because of the $4.1 million expense incurred as a part of the accounting treatment of the VAC transaction (as discussed in footnote 4 to the Financial Statements). For the quarter ended June 30, 2001 ("2Q 2001") the Company realized a net loss of $10.9 million compared with a net loss of $2.7 million for the quarter ended June 30, 2000 ("2Q 2000"). Operating revenue decreased 20%, or $7.5 million, for 2Q 2001 compared with 2Q 2000, while operating expenses decreased 11%, or $4.3 million. Other expense increased $5.0 million during the same period.

The Company's results for 6MO 2001 reflect a significant increase (56%) in the Company's average length of haul (the average length of a passenger's flight) resulting from the reconfiguration of its route system to longer-haul flying from a Kansas City hub. The Company's scope of operations (as measured by ASMs) increased less than 1% between the periods despite a 35% decrease in flight departures, attributable to the transition to longer-haul flying. The Company's revenue passenger miles (RPMs) increased 10%, resulting in an increase in load factor of 10%, or an average of 66.5% for 6MO 2001 compared to a 60.7% load factor for 6MO 2000. Operating expense per ASM declined 5%. This unit cost improvement was more than offset by a 22% decline in yield mainly attributable to the longer haul flying and to an increase in discount fares resulting, in part, from the Company's entering new markets, and general decreases in passenger demand for air travel in 6MO 2001 resulting, management believes, from general passenger concerns over a soft economy.

For 2Q 2001 the Company's revenue passenger miles (RPMs) increased 6%, while its average fleet size dropped 13% to 12.8 aircraft and available seat miles (ASMs) decreased by 11% for 2Q 2001. This resulted in a 19% increase in the Company's load factor to an average of 73% for 2Q 2001 from 62% for 2Q 2000.

Operating Revenues

Total operating revenues decreased 14% to $56.7 million for 6MO 2001 from $66.1 million for 6MO 2000 and decreased 20% to $30.2 million for 2Q 2001 from $37.6 million for 2Q 2000. A 10% increase in the Company's load factor for 6MO 2001 was more than offset by a 22% decline in yield for 6MO 2001. During 6MO 2001, the Company's average length of haul increased 56%, which more than offset a 21% increase in average fares and resulted in lower yields. Much of the Company's load factor improvement occurred in the second quarter, which posted a 19% increase in load factor in 2Q 2001 as compared to 2Q 2000.

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

Other Income (Expense)

Other expense, net, consists primarily of write-offs associated with certain aircraft returns, amortization of transaction fees and debt issuance cost and interest expense, net of interest income. Other expense increased $5.8 million in 6MO 2001 compared with 6MO 2000, and $5.0 million for 2Q 2001 compared with 2Q 2000. In 2Q 2001, the Company recorded $4.1 million of interest expense related to the VAC transaction as discussed in footnote 4 to the Financial Statements. In 6MO 2001, the Company recognized a $0.4 million of expense associated with the write-off of unamortized leasehold improvements at the early return of three of its Boeing 737-200s to their lessors. Amortization of fees associated with the acquisition of aircraft leases added $0.3 million to expense. Deferred debt issuance costs includes the estimated fair value of certain warrants issued in connection with financing activities, which is amortized over the terms of the related agreements.

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

On April 30, 2001, the Company executed a term sheet providing for certain investors to purchase up to 37.5 million shares of the Company's common stock for an aggregate purchase price of $7.5 million or $0.20 per share of common stock and to loan up to the purchase price of the common stock to the Company in advance of the closing of the equity transaction. One condition to the investors' obligation to close the transaction was the modification of the repricing provisions contained in certain warrants and the Company's Series A Preferred Stock and Series B Preferred Stock, which warrants (the "Repriced Warrants") and preferred stock were held by investors committing to take a minority share of the new investment.

In May, 2001, VAC (who committed to provide the majority of the new investment) provided bridge loans totalling $3.5 million to the Company in the form of a demand note bearing interest at an annual rate of 9%. Other investors provided an additional $1.0 million in demand notes on June 21, 2001 with interest at an annual rate of 9%. On July 12, 2001, these demand notes were applied to the purchase of common stock (the "VAC Transaction") at which time the $4.5 million of demand notes, plus $5,249 of accrued interest, were exchanged for 22,526,249 shares of common stock. At closing, the holders of the Company's outstanding shares of Series B Preferred Stock and Series C Preferred Stock waived certain anti-dilution rights and modified the antidilution provisions of the Repriced Warrants with the result that the exercise price of warrants to purchase approximately 13.6 million shares of common stock, held by two of the Company's principal investors, was adjusted to $0.50 per share. Absent the agreement of these holders to such modification, the exercise price of the Repriced Warrants would have adjusted to $.20 pursuant to the terms of the antidilution provisions contained in such warrants. An additional 2,500,000 shares of common stock, reserved for issuance to certain financial advisors to the Company in exchange for the cancellation of $0.5 million of fees owed to them, have not been issued pending possible restructuring of this portion of the investment. The Company will record an extraordinary loss on the extinguishment of the related payable to the extent the fair value of the equity instruments issued exceeds the $0.5 million payable on the date of issuance.

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

Signature and Title Date

/s/ Scott Dickson_____________________ September 7, 2001

Scott Dickson, President

/s/ David Rescino _____________________ September 7, 2001

David Rescino, Chief Financial Officer

(Principal Accounting Officer)