Form 10-Q
period 2001-09-30
VANGUARD AIRLINES INC \DE\
filed 2001-11-14
CIK 1000578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes X No ______

At September 30, 2001, there were 43,098,986 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Part I. - Financial Information

Item 1. - Financial Statements
Vanguard Airlines, Inc. Condensed Balance Sheets
	September 30, 2001 (Unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 4,682,993	$ 3,560,029
Accounts receivable, less allowance of $398,000 at September 30, 2001 ($292,000 at December 31, 2000)	4,201,603	4,547,516
Inventories	1,529,760	1,221,018
Prepaid expenses and other current assets	3,563,348	1,428,319
Total current assets	13,977,704	10,756,882

Property and equipment, at cost:
Aircraft improvements and leasehold costs	3,615,109	6,245,353
Aircraft engines and rotable inventory	9,645,319	9,699,536
Reservation system and communication equipment	992,667	1,804,783
Other property and equipment	7,031,465	5,436,729
	21,284,560	23,186,401
Accumulated depreciation and amortization	(11,628,084)	(10,977,579)
	9,656,476	12,208,822

Other assets:
Deferred debt issuance costs	1,811,556	---
Leased aircraft deposits	4,094,000	3,699,000
Security deposits	633,476	996,118
Other	2,318,544	1,825,590
	8,857,576	6,520,708

Total assets	$32,491,756	$29,486,412

Vanguard Airlines, Inc. Condensed Balance Sheets (continued)
	September 30, 2001 (Unaudited)	December 31, 2000
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$27,611,749	$18,467,314
Accrued expenses	7,478,716	4,258,688
Accrued maintenance	3,031,605	7,831,700
Air traffic liability	9,042,255	7,437,386
Current portion of capital lease obligations	307,727	304,511
Current portion of long-term debt	4,957,611	893,221
Total current liabilities	52,429,663	39,192,820

Accrued maintenance, less current portion	207,570	698,647
Capital lease obligations, less current portion	176,020	183,237
Long term debt, less current portion	3,789,465	2,037,136

Stockholders' deficit:
Preferred stock - Series A, $0.001 par value:
Authorized shares - 450,000
Issued and outstanding shares - 302,362	302	302
Liquidation preference - $3,023,620
Preferred stock - Series B, $0.001 par value:
Authorized shares - 100,000
Issued and outstanding shares - 100,000	100	100
Liquidation preference - $7,500,000
Preferred stock - Series C, $0.001 par value:
Authorized shares - 250,000
Issued and outstanding shares - 187,500 in 2001	188	---
Liquidation preference - $3,750,000
Common stock, $0.001 par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 43,098,986 at September 30, 2001 (20,572,737 at December 31, 2000)	43,099	20,573
Additional paid-in capital	104,187,030	89,704,683
Accumulated deficit	(128,341,681)	(102,351,086)
Total stockholders' deficit	(24,110,962)	(12,625,428)
Total liabilities and stockholders' deficit	$32,491,756	$29,486,412

See accompanying notes.

Vanguard Airlines, Inc. Statements of Operations (Unaudited)
	Three Months ended September 30,		Nine Months ended September 30,
	2001	2000	2001	2000
Operating revenues:
Passenger revenues	$30,989,429	$33,831,139	$84,504,727	$96,227,143
Other	1,766,335	1,650,303	4,928,230	5,344,456
Total operating revenues	32,755,764	35,481,442	89,432,957	101,571,599

Operating expenses:
Flying operations	8,078,166	7,651,990	23,262,374	22,415,960
Aircraft fuel	8,142,972	10,003,832	24,128,170	27,657,096
Maintenance	5,991,077	7,562,751	18,293,115	21,918,526
Passenger service	2,564,379	1,979,784	7,495,631	6,269,178
Aircraft and traffic servicing	5,966,316	5,737,304	17,424,792	17,263,026
Promotion and sales	4,493,869	4,871,694	13,073,591	14,568,938
General and administrative	1,293,846	999,735	3,928,427	3,160,373
Depreciation and amortization	717,218	991,578	2,616,455	2,646,988
Total operating expenses	37,247,843	39,798,668	110,222,555	115,900,085

Operating loss	(4,492,079)	(4,317,226)	(20,789,598)	(14,328,486)

Other income (expense):
Federal grant assistance income	2,300,000	---	2,300,000	---
Deferred debt issuance cost
amortization	(613,110)	(226,974)	(886,944)	(580,826)
Interest expense	(219,669)	(58,111)	(4,878,203)	(90,540)
Interest income	26,646	57,424	99,736	230,637
Other	(600,817)	(68,120)	(1,835,586)	(134,360)
Total other income (expense), net	893,050	(295,781)	(5,200,997)	(575,089)
Income (loss) before taxes	(3,599,029)	(4,613,007)	(25,990,595)	(14,903,575)

Income tax benefit (expense)	----	(99,240)	---	(99,240)

Net income (loss)	$(3,599,029)	$(4,712,247)	$(25,990,595)	$(15,002,815)

Net loss per share:
Basic and Diluted	$(0.09)	$(0.27)	$(0.96)	$(0.87)

Weighted average shares used in
per share computation:
Basic and Diluted	40,170,574	17,674,083	27,172,928	17,298,337

See accompanying notes.

Vanguard Airlines, Inc. Statements of Cash Flows (Unaudited)
Nine Months ended September 30,
2001		2000
Operating activities
Net loss	$(25,990,595)	$(15,002,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,792,626	1,784,990
Amortization	823,829	861,998
Loss on sale and disposal of property and equipment	999,478	---
Debt issuance cost amortization	886,944	580,826
Non-cash interest expense related to discount on debt issuance	4,100,000	---
Changes in operating assets and liabilities:
Accounts receivable	(641,764)	(2,154,721)
Inventories	(308,742)	112,653
Prepaid expenses and other current assets	(2,135,029)	423,360
Deposits and other	(525,312)	(605,983)
Accounts payable	15,267,687	2,744,144
Accrued expenses	3,290,069	(211,253)
Accrued maintenance	(2,940,078)	1,297,442
Air traffic liability	1,604,869	2,618,683

Net cash used in operating activities	(3,776,017)	(7,550,676)

Investing activities
Purchases of property and equipment	(2,313,779)	(2,041,874)

Financing activities
Payments on capital lease obligations	(285,904)	(164,690)
Payments on long term debt	(452,647)	---
Proceeds from the issuance of notes payable	4,750,000	4,500,000
Cost of issuance of notes payable	(292,500)	---
Proceeds from the issuance of preferred shares	3,750,000	---
Cost of issuance of preferred stock	(256,189)	---
Net proceeds from the exercise of stock options	---	3,848
Net cash provided by financing activities	7,212,760	4,339,158

Net increase (decrease) in cash and cash equivalents	1,122,964	(5,253,392)
Cash and cash equivalents at beginning of period	3,560,029	6,904,903
Cash and cash equivalents at end of period	$4,682,993	$1,651,511

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$58,206	$37,608

Vanguard Airlines, Inc. Statements of Cash Flows (continued) (Unaudited)
	Nine Months ended September 30,
	2001	2000
Supplemental schedule of noncash investing and financing activities:
Issuance of long-term debt to satisfy accounts payable and accrued expenses payable to aircraft lessors, net of receivables applied	$5,020,448	$ ---
Issuance of long-term debt to satisfy accrued maintenance to aircraft lessors	$ 949,000	$ ---
Application of proceeds from sale of asset against accounts payable	$ 130,000	$ ---
Application of accrued maintenance against loss on asset sold	$1,402,094	$ ---
Conversion of related-party notes payable and accrued interest to common stock	$4,505,249	$4,051,492
Aircraft leasehold costs associated with accrued maintenance	$ ---	$1,762,941
Property and equipment acquired through issuance of capital lease obligation	$ 281,903	$ 162,298
Deferred debt issuance costs recorded in conjunction with warrants issued	$2,406,000	$ 134,000

See accompanying notes.

Vanguard Airlines, Inc.

Notes to Unaudited Condensed Interim Financial Statements

September 30, 2001

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Vanguard Airlines, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all transactions considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For the nine months ended September 30, 2001 and the year ended December 31, 2000, the Company incurred a net loss of approximately $26 million and $26 million, respectively. The Company had a working capital deficiency and stockholders' deficit at September 30, 2001 of approximately $38 million and $24 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires additional debt or equity financing to fund ongoing operations in 2001. The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations in 2001. In order to obtain such financing, the Company intends to seek to restructure certain of its financial obligations and to issue new equity in connection with such financing. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

2. Earnings per Share

For the three and nine month periods ended September 30, 2001 and 2000, the computation of basic loss per share was based on the weighted average number of outstanding common shares. The computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share, as such inclusion would be antidilutive.

3. Long-term Debt

On December 29, 2000, the Company entered into an agreement with an aircraft leasing company to borrow $3.0 million. The Company received approximately $2.6 million in cash net of the first loan payment, a security deposit and loan costs. The obligation is secured by various aircraft parts and ground equipment. The obligation is payable in monthly installments through December 2003, including interest at prime plus 2.5%. This agreement provided the Company the ability to borrow up to an additional $1.0 million under substantially the same terms as the initial loan. This additional financing is not available at this time principally due to the Company being in arrears on scheduled loan payments.

In the first and second quarters of 2001, the Company negotiated lease deferral agreements with certain of its aircraft lessors. As of September 30, 2001, the Company had issued approximately $9.0 million of long-term debt to satisfy amounts payable to these lessors, which was net of $1.0 million of accounts receivable from certain of these lessors for reimbursement of certain maintenance expenses. Additionally, the Company had issued a note for approximately $1.0 million to a lessor to satisfy its maintenance obligation at the time of return of the aircraft. Repayment of these loans, including accrued interest at 10%, generally was scheduled to commence in July 2001 with maturities varying through December 2002. To date, the Company has not made any of the payments required under these loans.

The Company has also not made certain payments required under its aircraft leases. All required lease payments (and interest at contractual rates) due under the Company's lease agreements (without acceleration) with respect to periods through September 30, 2001, have been accrued in the statements of operations and all such amounts which had not been paid as of September 30, 2001, are reflected as accounts payable in the balance sheets.

The Company has received notices of default from certain of its aircraft lessors. The Company intends to seek revised lease terms (including forgiveness of certain unpaid lease payments and reductions in future rental obligations) with all its aircraft lessors in connection with the Company's efforts to obtain new financing. Such revised terms would allow for the removal of the notices of default.

4. Financial Instruments

In February 2001, two principal stockholders of the Company agreed to renew a two-year $4.0 million letter of credit in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company issued warrants to purchase up to 4 million shares of the Company's common stock at an exercise price of $1.17. Upon execution of the letters of credit, warrants to purchase 800,000 shares, with an estimated fair value of $0.5 million, vested immediately. The fair value, computed using Black-Scholes pricing model, was recorded in other assets and is being charged to expense over the term of the facility. Warrants to purchase an additional 2.6 million shares vested on May 15, 2001, with an estimated fair value of $1.6 million. The remaining warrants to purchase 600,000 shares vested on August 15, 2001, with an estimated fair value of $0.3 million.

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

On March 9, 2001, the Company issued 162,500 shares of a new issue of Series C Convertible Preferred Stock to Vanguard Acquisition Company ("VAC") in exchange for a capital investment of $3.25 million. The Series C Convertible Preferred Stock has a liquidation preference of $20 per share, subject to annual accretion over three years, and is convertible into common stock at a price of $1.25 per share of common stock. The net proceeds from the sale were added to the Company's working capital and used to fund the Company's operating cash requirements and security deposits on aircraft leased to the Company. On April 9, 2001, the Company issued an additional 25,000 shares of Series C Preferred Stock to VAC in exchange for a further capital investment of $0.5 million.

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

In May, 2001, VAC (who committed to provide the majority of the new investment) provided bridge loans totaling $3.5 million to the Company in the form of a demand note bearing interest at an annual rate of 9%. Other investors provided an additional $1.0 million in demand notes on June 21, 2001 with interest at an annual rate of 9%. On July 12, 2001, these demand notes were applied to the purchase of common stock (the "VAC Transaction") at which time the $4.5 million of demand notes, plus $5,249 of accrued interest, were exchanged for 22,526,249 shares of common stock. At closing, the holders of the Company's outstanding shares of Series B Preferred Stock and Series C Preferred Stock waived certain anti-dilution rights and modified the anti-dilution provisions of the Repriced Warrants with the result that the exercise price of warrants to purchase approximately 13.6 million shares of common stock, held by two of the Company's principal investors, was adjusted to $0.50 per share. Absent the agreement of these holders to such modification, the exercise price of the Repriced Warrants would have adjusted to $.20 pursuant to the terms of the anti-dilution provisions contained in such warrants. An additional 2,500,000 shares of common stock, reserved for issuance to certain financial advisors to the Company in exchange for the cancellation of $0.5 million of fees owed to them, have not been issued pending possible restructuring of this portion of the investment. The Company will record an extraordinary loss on the extinguishment of the related payable to the extent the fair value of the equity instruments issued exceeds the $0.5 million payable on the date of issuance.

As a result of the deferred feature of the VAC Transaction, whereby the investment was initially advanced as debt and then applied to the equity purchase upon the satisfaction of all conditions to the equity investment, and because the common stock investment was sold at a price less than the trading price of the common stock on NASDAQ, the Company accounted for these transactions as debt issued with common stock purchase rights. Under Accounting Principles Board (APB) Opinion 14, the $4.5 million debt proceeds have been allocated to the common stock purchase rights, the warrant repricing and the demand notes payable based on their relative values. This accounting treatment results in $4.1 million of the debt proceeds being allocated to debt discount, which was amortized to interest expense in the second quarter.

In July 2001, the Company received an additional advance of $250,000 from an affiliate of VAC in exchange for a demand note bearing interest at 9% per annum.

5. September 11, 2001 and Federal Grant Assistance

On September 11, 2001, international terrorists hijacked four aircraft (operated by American Airlines and United Airlines) and crashed them into New York City's twin World Trade Center towers and the Pentagon in Washington D.C., resulting in the loss of approximately 6,000 lives. This act of war resulted in the closure of the U.S. air traffic system for over two days and has resulted in significantly reduced demand for air travel.

In response to the terrorist attacks, the U.S. Congress approved $15 billion in aid to stabilize the airline industry, including up to $5 billion in direct grants to passenger and cargo airlines to cover losses directly and indirectly resulting from the attacks through the end of December 2001, up to $10 billion in loan guarantees to facilitate the airline industry's access to the capital markets, and war risk insurance for up to 180 days and reimbursements to airlines for certain war risk insurance premium increases.

The $5 billion of direct grants has been allocated among U. S. airlines based on their relative size, as measured by available seat miles or cargo ton miles flown during the month of August 2001. The allocation to Vanguard Airlines is approximately $7.3 million. No airline may receive an amount greater than the lesser of its allocation based on the specified formula or its direct and indirect operating losses attributable to the terrorist attacks during the period from September 11 through December 31, 2001.

The Department of Transportation ("DOT") issued regulations allowing each airline to draw a portion of its allocation and Vanguard received approximately $4.6 million in late September. $2.3 million of this grant assistance has been recognized as other income in the statements of operations and $2.3 million has been included in accrued expenses and will be realized as income in the fourth quarter (see Note 8).

Vanguard Airlines is seeking financing that would include the federal loan guarantees. There can be no assurance that such financing can be obtained (see Note 8).

6. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

7. Reclassification

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. In January 2001, the Company revised its presentation of supplemental maintenance deposits made to its aircraft lessors to net them against corresponding accrued maintenance liabilities that would be funded through these deposits.

8. Subsequent Events

In late October 2001, NASDAQ notified the Company that the Company's shares were subject to delisting as a result of the Company failing to meet NASDAQ's minimum capitalization requirements. The Company anticipates that upon delisting, its common stock would continue to trade on the over-the-counter market.

As of November 1, 2001, the Company renewed its comprehensive airline general liability policy under similar terms and conditions as existed previously but at substantially increased premiums. Without taking into consideration potential government reimbursement of insurance cost increases (see Note 5), and assuming no changes in the Company's war risk policy (which, as is customary in the industry, is cancelable on short notice) and that certain war risk liability coverage currently provided by the government continues to be available at current rates, the Company's insurance costs will increase approximately 170%, or approximately $4.4 million, in 2001-2002 as compared to 2000-2001.

In early November, 2001, the Company received an additional approximately $2.8 million of the federal grant assistance, which payment will be reflected as income in the fourth quarter. The Company does not anticipate receiving further federal grant assistance this year.

On November 13, 2001, the Company announced that it was intending to restructure its existing vendor payables, aircraft lease obligations, and equity interests as part of its effort to obtain financing with the federal guarantee assistance. The Company intends to reduce its existing payables by an amount that has not been finally determined and to restructure its aircraft lease obligations to reflect fair market lease values. The Company is also considering a reverse stock split which would reduce the number of shares of Vanguard common stock outstanding or reserved for issuance, thereby creating a larger pool of unissued and unreserved shares available for issuance to a new investor in connection with the contemplated financing. There can be no assurance that such financing will be obtained. The issuance of common stock or common stock purchase rights in connection with such financing may dilute the interests of existing stockholders.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND THAT ARE BASED ON MANAGEMENT'S BELIEFS. WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, RISKS RELATED TO THE TERRORIST ATTACKS, AVAILABILITY OF WORKING CAPITAL, GENERAL ECONOMIC CONDITIONS, THE COST AND AVAILABILITY OF JET FUEL, AIRLINE ACCIDENTS OR INCIDENTS, UNSCHEDULED MAINTENANCE REQUIREMENTS, UNAVAILABILITY OF JET AIRCRAFT ON FAVORABLE TERMS, CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND AGGRESSIVE COMPETITION BY OTHER AIRLINES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "ITEM 1. BUSINESS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND THE DISCUSSION BELOW OF "RISKS RELATED TO THE TERRORIST ATTACKS."

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

Any comparison of year-to-year results must take into consideration the substantial recent changes in the Company's route structure. Since October 2000, the Company has reconfigured its route system to operate longer haul routes, commencing service with low frequencies in new markets. Certain costs have increased as a result of transition expense and the perceived need to commence new longer-haul markets with low frequency service. The Company expects such cost impact to lessen as it increases frequencies in its new markets. Also, revenues derived from new routes generally build over a period of time.

Revenues and expenses were further impacted in the second quarter as a result of the Company's transition to Sabre as its host reservations system. This transition disrupted the Company's normal reservation activity by causing temporary passenger handling inefficiencies, resulting in passenger inconvenience, lost sales and higher costs. The transition also required retraining of all reservations and customer service personnel on the Sabre system, resulting in an increase in training and payroll costs. By July 2001, the Company's reservations operations had returned to normal levels and substantially all the Company's reservations and customer service personnel had been trained on Sabre.

Costs in the first nine months of 2001 were further impacted by the Company's introduction of MD-80 aircraft into its fleet. Transition cost items included training expense and acquisition of equipment.

Any comparison of year-to-year results must also take into consideration the September 11, 2001 terrorist attacks discussed below.

The Company requires additional debt or equity financing to fund ongoing operations in 2001. The Company is seeking to raise additional capital; however, there can be no assurance that such capital can be obtained. The inability to secure additional funding could have a material adverse effect on the Company, including the likelihood that the Company could have to cease operations.

Development of Vanguard's Business

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

Among other route changes, during 2000, the Company discontinued service from Chicago Midway to Minneapolis, Pittsburgh and Cincinnati, while adding service from Kansas City to New Orleans in July, Los Angeles in October, New York-LaGuardia in October, and Austin, Texas in December. In March 2001, the Company discontinued service from Kansas City to Minneapolis. In April 2001, the Company added service from Kansas City to San Francisco and Las Vegas. In October 2001, the Company suspended service from Kansas City to Myrtle Beach. The Company is scheduled to commence operations between Kansas City and Fort Lauderdale, Florida on December 10, 2001, and is considering the commencement of service from Kansas City to additional destinations.

Prior to September 11, 2001, the Company had begun several initiatives designed to increase its average fare levels, including modest fare increases, tighter control over inventory levels at discounted fares, and improved marketing to business travelers, including to travel agencies. The Company contracted with Sabre Holdings Corporation to provide the Company's computerized reservation and check-in system for a period of five years, and transitioned its reservation system to Sabre in April 2001. The Company incurred significant one-time costs in relation to this transition, which were exacerbated by losses stemming from vendor issues arising during the conversion process. In addition to these one-time transition costs, the transition to the Sabre system and the accompanying changes in other systems have resulted in a material increase in ongoing reservations and booking expense. Management believes this ongoing expense increase has been more than offset by an increase in sales due, in part, to the Sabre system providing the Company's flights improved display on travel agency reservation systems. In October 2001, approximately 54% of the Company's ticket sales were made through travel agencies compared to 24% in October 2000. Since November 1999, the Company has also sold tickets on a proprietary website, www.flyvanguard.com. In October 2001, approximately 21% of the Company's ticket sales were made through www.flyvanguard.com.

In July 2001, the Company introduced SkyBox™ business class service on its flights operated with MD-80 series jets.

In August 2001, the Company instituted a fare sale for fall travel and the Company has instituted further sales to stimulate air travel following September 11, 2001. The Company has also continued its efforts to increase yields through more aggressive marketing to travel agencies and corporate accounts, and through improved yield management techniques.

As of November 10, 2001, the Company operates eight leased Boeing 737-200 jet aircraft and five leased Boeing MD-80 jet aircraft. The Company is returning certain of its 737-200 aircraft to the respective lessors and has committed to lease a total of eight used MD-80 series jet aircraft with remaining deliveries to be completed in 2001 and 2002. The Company intends to lease additional MD-80 series jet aircraft and retire its remaining 737-200 aircraft. The lease costs on the MD-80 series aircraft are approximately one-third higher than the lease costs on the Company's 737-200 aircraft. However, in the Company's configuration, most of the MD-80 series aircraft will seat 10% more passengers and include a business class cabin. Moreover, the MD-80 series aircraft are generally newer aircraft and are expected to have greater reliability and lower annual maintenance expense.

As a result of the September 11, 2001 terrorist attacks, many airlines have reduced their capacity and are grounding older jet aircraft and deferring or canceling deliveries of newer aircraft. This has severely depressed the market for used aircraft and has resulted in a significant decline (30% or more) in the market lease rates for both 737-200 and MD-80 jet aircraft. Management intends to seek to renegotiate the terms of its aircraft leases as part of the restructuring discussed below.

As of November 1, 2001, the Company renewed its comprehensive airline general liability policy under similar terms and conditions as existed previously but at substantially increased premiums. Without taking into consideration potential government reimbursement of insurance cost increases (see Note 5), and assuming no changes in the Company's war risk policy (which, as is customary in the industry, is cancelable on short notice) and that certain war risk liability coverage currently provided by the government continues to be available at current rates, the Company's insurance costs will increase approximately 170%, or approximately $4.4 million, in 2001-2002 as compared to 2000-2001.

In late October 2001, NASDAQ notified the Company that the Company's shares were subject to delisting as a result of the Company failing to meet NASDAQ's minimum capitalization requirements. The Company anticipates that, upon delisting, its common stock would continue to trade on the over-the-counter market.

September 11 and Its Aftermath; Intended Financial Restructuring

On September 11, 2001, international terrorists hijacked four aircraft (operated by American Airlines and United Airlines) and crashed them into New York City's twin World Trade Center towers and the Pentagon in Washington D.C., resulting in the loss of approximately 6,000 lives. This act of war resulted in the closure of the U.S. air traffic system for over two days and has resulted in significantly reduced demand for air travel. Published reports suggest domestic airline losses resulting from these attacks may exceed $10 billion.

In response to the terrorist attacks, the U.S. Congress approved $15 billion in aid to stabilize the airline industry, including up to $5 billion in direct grants to passenger and cargo airlines to cover losses through the end of December 2001 directly and indirectly resulting from the attacks, up to $10 billion in loan guarantees to facilitate the airline industry's access to the capital markets, and war risk insurance for up to 180 days and reimbursements to airlines for certain war risk insurance premium increases.

The $5 billion of direct grants has been allocated among U. S. airlines based on their relative size, as measured by available seat miles flown or cargo ton miles during the month of August 2001. The allocation to Vanguard Airlines is approximately $7.3 million. No airline may receive an amount greater than the lesser of its allocation based on the specified formula or its direct and indirect operating losses attributable to the terrorist attacks and the resulting decrease in demand for air travel which are realized during the period from September 11 through December 31, 2001. The DOT issued regulations allowing each airline to draw a portion of its allocation and Vanguard received approximately $4.6 million in late September. $2.3 million of this grant assistance has been recognized as other income in the financial statements and $2.3 million has been included in accrued expenses and will be realized in income in the fourth quarter.

In response to the decreased demand for air transportation after the terrorist attacks, the Company reduced its scheduled level of flying by approximately 15%. In conjunction with this reduction, the Company reduced its employee workforce commensurately, resulting in a reduction of approximately 150 employees. As the Company adds back some of these flights and commences new service in the fourth quarter, many of these furloughed employees will be recalled. There can be no assurance that all of these affected employees will return to work for the Company.

In early November, 2001, the Company received an additional approximately $2.8 million of the federal grant assistance, which payment will be reflected as income in the fourth quarter. The Company does not anticipate receiving further federal grant assistance this year.

On November 13, 2001, the Company announced that it was intending to restructure its existing vendor payables, aircraft lease obligations, and equity interests as part of its effort to obtain financing with the federal guarantee assistance. The Company intends to reduce its existing payables by an amount that has not been finally determined and to restructure its aircraft lease obligations to reflect fair market lease values. The Company is also considering reverse stock split which would reduce the number of shares of Vanguard common stock outstanding or reserved for issuance, thereby creating a larger pool of unissued and unreserved shares available for issuance to a new investor in connection with the contemplated financing. There can be no assurance that such financing will be obtained. The issuance of common stock or common stock purchase rights in connection with such financing may dilute the interests of existing stockholders. There can be no assurance that such financing can be obtained. Failure to obtain such financing would likely result in the Company ceasing operations.

Additional Risks Related to the Terrorist Attacks

Decreased Demand for Air Travel. As a result of the September 11, 2001, terrorist attacks, the Company has experienced a significant decrease in demand for air travel (as have other airlines), although management of the Company believes, based on industry reported results, that the Company is experiencing a smaller fall-off in demand than most major airlines. In addition to reduced levels of traffic, this decrease in demand has resulted in industry-wide fare sales as airlines compete for the available demand and attempt to stimulate additional demand. However, because of the Company's low fare structure, management expects the Company's yields to be impacted less by such fare sales than the yields of higher-fare airlines.

Increased Costs. As a result of the September 11, 2001, terrorist attacks, the DOT has imposed more stringent and additional measures to ensure the safety and security of commercial aircraft. Such measures have required the Company (and other airlines) to increase airport staffing levels and have resulted in occasional flight delays, as well as further depressing the demand for air travel. The U.S. Congress and Administration are considering further measures to improve the safety and security of commercial air travel, including the federalization of airport security personnel, structural changes to reinforce cockpit doors and other measures. Management of the Company cannot predict when or whether further requirements will be imposed, the cost of compliance with such requirements or the extent of further changes in the manner of ensuring airport and airline security. Such changes could increase the Company's costs or further reduce the demand for air travel.

Insurance Cost and Availability. The aviation insurance industry is predicting huge underwriting losses as a result of the September 11 terrorist attacks. Immediately following the attacks, most or all airline insurers cancelled their war risk policies (which were, in general, cancelable on seven days notice) and renewed such coverage with lower limits and at substantially increased premiums. Currently, the Company purchases excess war risk insurance from the United States Government under a program available to all U.S. airlines. Congress approved federal reimbursement to airlines of increased war risk insurance costs for a period of 30 days following the attacks. The Company has received approximately $0.1 million as a result of such program, which will be recognized as a reduction to war risk insurance expense in the fourth quarter.

The Company renewed its comprehensive airline liability policy on November 1, 2001. For the 2001-2002 policy year, the Company's insurance premiums have increased 170%, or approximately $4.4 million on an annual basis. In addition, the Company's policies (as is standard in the industry) are cancelable on short notice. Any further terrorist activity directed at airlines may result in a further increase in the Company's insurance costs. Similarly, the excess war risk coverage currently provided by the United States Government may be cancelled prior to, or not renewed at, its January 11, 2002 termination date, which would require the Company to obtain such coverage from other insurers that would likely charge a significantly greater premium. The Company is required by the terms of its aircraft leases to maintain a minimum level of insurance. Were such insurance not available, or were the Company unable to pay the costs of such insurance, the Company would immediately cease operations. There can be no assurance that comprehensive airline hull and liability insurance and war risk insurance will continue to be available on terms the Company can afford.

 Three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000

Selected Financial and Operational Data:
	Three months ended September 30,				Nine months ended September 30,
	2001	2000	Change	%	2001	2000	Change	%
Revenue passengers carried	375,394	490,578	(115,184)	(23.5)	1,092,965	1,506,006	(413,041)	(27.4)
Revenue passenger miles -RPMs (000s)	290,552	248,481	42,071	16.9	817,330	726,550	90,780	12.5
Available seat miles - ASMs (000s)	433,550	421,396	12,154	2.9	1,225,942	1,208,615	17,327	1.4
Load Factor	67.0%	59.0%	8.0 pts.	13.6	66.7%	60.1%	6.6 pts.	11.0
Departures	4,743	7,093	(2,350)	(33.1)	13,885	21,275	(7,390)	(34.7)
Average length of haul	774	507	267	52.7	748	482	266	55.2
Miles flown (000s)	3,541	3,512	29	0.8	10,089	10,072	17	0.2
Block hours flown	9,724	11,097	(1,373)	(12.4)	28,639	32,535	(3,896)	(12.0)
Passenger Yield	$ 0.107	$ 0.136	(0.029)	(21.3)	$ 0.103	$ 0.132	(0.029)	(22.0)
Total Revenue per ASM	$ 0.076	$ 0.084	(0.008)	(9.5)	$ 0.073	$ 0.084	(0.011)	(13.1)
Operating Expenses per ASM	$ 0.086	$ 0.094	(0.008)	(8.5)	$ 0.090	$ 0.096	(0.006)	(6.3)
Operating Expenses per block hour	3,830	3,586	244	6.8	3,849	3,562	287	8.1
Average fuel cost per gallon	$ 0.94	$ 1.07	(0.13)	(12.1)	$ 0.98	$ 1.01	(0.03)	(3.0)
Average size of fleet for period	12.3	13.8	(1.5)	(10.9)	12.6	13.3	(0.7)	(5.3)

For the nine months ended September 30, 2001 ("9MO 2001"), the Company realized a net loss of $26 million as compared with a net loss of $15.0 million for the nine months ended September 30, 2000 ("9MO 2000"). Operating revenue decreased 12%, or $12.1 million, for 9MO 2001 compared with 9MO 2000, while operating expenses decreased 5%, or $5.7 million. $4.1 million of the Company's net loss in 9MO 2001 is attributable to the accounting treatment of the VAC transaction which resulted in a non-cash charge to earnings in the second quarter (as discussed in footnote 4 to the accompanying financial statements). For the quarter ended September 30, 2001 ("3Q 2001"), the Company realized a net loss of $3.6 million compared with a net loss of $4.7 million for the quarter ended September 30, 2000 ("3Q 2000"). Operating revenue decreased 8%, or $2.7 million, for 3Q 2001 compared with 3Q 2000, while operating expenses decreased 6%, or $2.6 million. For both 9MO 2001 and 3Q 2001, the Company's net losses include the positive impact of $2.3 million of federal grant assistance.

The Company's results for 9MO 2001 reflect a significant increase (55%) in the Company's average length of haul (the average length of a passenger's flight) resulting from the reconfiguration of its route system to longer-haul flying from a Kansas City hub. The Company's scope of operations (as measured by ASMs) increased 1% between the periods despite a 35% decrease in flight departures, attributable to the transition to longer-haul flying. The Company's revenue passenger miles (RPMs) increased 13%, resulting in an increase in load factor of 11%, to an average of 66.7% for 9MO 2001 compared to a 60.1% load factor for 9MO 2000.

The Company's scope of operations for 3Q 2001 reflect similar changes from 3Q 2000 as discussed for the nine-month periods above. The Company's load factor increased from 59.0% in 3Q 2000 to 67.0% for 3Q 2001 despite a substantial reduction in traffic during the last sixteen days of the period as a result of the terrorist attacks.

Operating expense per ASM declined 6% from 9MO 2000 to 9MO 2001 and 9% from 3Q2000 to 3Q 2001. These unit cost improvements were more than offset by 22% and 21% declines in yield for the nine and three-month periods, respectively, mainly attributable to the longer haul flying and to an increase in discount fares resulting, in part, from the Company's entering new markets, widespread fare discounting in the industry and general decreases in passenger demand for air travel in 9MO 2001 and 3Q 2001 resulting, management believes, from general passenger concerns over a soft economy, and, for the last 16 days of the period, the impact of the September 11, 2001 terrorist attacks.

Operating Revenues

Total operating revenues decreased 12% to $89.4 million for 9MO 2001 from $101.6 million for 9MO 2000 and decreased 8% to $32.8 million for 3Q 2001 from $35.5 million for 3Q 2000. An 11% increase in the Company's load factor for 9MO 2001 was more than offset by a 22% decline in yield for 9MO 2001 and for 3Q 2001 a 14% increase in load factor was more than offset by a 21% decline in yield, in each case as compared to prior year periods.

Fare levels (and yields) were impacted during 9MO 2001 as a result of the Company's efforts to stimulate traffic in the first half of the year. The Company's traffic levels had declined significantly in January 2001, in part as a result, management believes, of general uncertainty over the domestic economy, as well as passengers booking away from the Company due to a decline in the Company's operational performance in December 2000. The Company instituted fare sale in the first quarter of 2001 to stimulate sales. The conversion to Sabre in the second quarter disrupted the Company's reservations activity, resulting in lost sales. During 3Q 2001, the Company was able to continue many of its yield improvement initiatives despite widespread fare discounting in the industry, resulting in the Company's yields increasing to 10.7 cents in 3Q 2001 as compared to 10.1 cents in the second quarter of 2001. Institution of SkyBox Business Class service in 3Q 2001 also contributed to this improvement in yields and generated $0.3million of revenues in the quarter.

The Company follows a strict refund policy whereby a majority of its fares are non-refundable. When forfeited, these fares are recognized in passenger revenue. In conjunction with its conversion to Sabre reservations system in April 2001, the Company revised its fare rules applicable to certain passengers who do not complete their scheduled itinerary. As a result of this change, the Company no longer allows unused non-refundable fares to be applied as a credit against future travel if the change is not requested before the reserved flight date. As of the effective date of these fare rules, the Company recognizes revenue for unused non-refundable tickets in the month in which the "no show" occurs. Revenues from expiration of nonrefundable tickets totaled $7.5 million in 9MO 2001 compared with $7.2 million for 9MO 2000. In 3Q 2001, these revenues totaled $2.8 million compared with $2.0 million for 3Q 2000.

Other revenues consist of service fees from passengers who change flight reservations on nonrefundable fares, charter revenue, liquor sales, and mail and cargo revenues. Service fees declined to $2.4 million in 9MO 2001 from $3.8 million for 9MO 2000, of which $0.8 million occurred during 3Q 2001, largely due to the Company's change in fare rules to restrict rebooking of nonrefundable fares.

Operating Expenses

The following table sets forth the Company's major expense categories as a percentage of the Company's total operating expenses and as expressed on a unit basis as cost per available seat mile:
	Three months ended September 30				Nine months ended September 30
	2001		2000		2001		2000
	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM
Operating expenses:
Flying operations	21.7	1.86	19.2	1.82	21.1	1.90	19.3	1.85
Aircraft fuel	21.9	1.88	25.2	2.37	21.9	1.97	23.9	2.29
Maintenance	16.1	1.38	19.0	1.79	16.6	1.49	18.9	1.81
Passenger service	6.8	0.59	5.0	0.47	6.7	0.61	5.4	0.52
Aircraft and traffic servicing	16.0	1.38	14.4	1.36	15.8	1.42	14.9	1.43
Promotion and sales	12.1	1.04	12.2	1.16	11.9	1.07	12.6	1.21
General and administrative	3.5	0.30	2.5	0.24	3.6	0.32	2.7	0.26
Depreciation and amortization	1.9	0.17	2.5	0.24	2.4	0.21	2.3	0.22
Total operating expenses	100	8.59	100	9.44	100	8.99	100	9.59

Unit costs on a cents-per-ASM basis decreased 6% for 9MO 2001 compared with 9MO 2000 and decreased 9% for 3Q 2001 compared with 3Q 2000. Unit cost decreases in fuel, maintenance, and promotion and sales expense were partially offset by increases passenger service and general and administrative costs. The cost increases were driven primarily by the changes in the Company's route system to low-frequency service in higher cost markets such as New York-LaGuardia and Los Angeles and costs related to the introduction of the MD-80 aircraft and the transition to Sabre.

Flying operations expense increased 4%, or $0.8 million, in 9MO 2001 compared with 9MO 2000 and increased 6%, or $0.4 million, in 3Q 2001 compared with 3Q 2000. During 9MO 2001, aircraft rent increased $0.2 million with the replacement of Boeing 737-200 aircraft by MD-80 aircraft, which have higher lease costs, although the average fleet size decreased 5% for the same period. Increased costs for crew training for the new MD-80 aircraft type were partially offset by a reduction in pilot salaries due to the decrease in block hours. On a cents-per-ASM basis, flying operations expense was substantially unchanged from 2000 for both 9MO 2001 and 3Q 2001.

Fuel costs decreased 13%, or $3.5 million, in 9MO 2001 compared with 9MO 2000 and decreased 19%, or $1.9 million, in 3Q 2001 compared with 3Q 2000. Fuel usage decreased 10% to approximately 24.7 million gallons for 9MO 2001, commensurate with a 12% decrease in block hours flown, while average cost per gallon decreased 3% to $0.98 for 9MO 2001. Fuel usage decreased 7% for 3Q 2001, commensurate with a 12% decrease in block hours flown, while average cost per gallon decreased 12% for 3Q 2001.

Maintenance expenses decreased 17%, or $3.6 million, for 9MO 2001 compared with 9MO 2000 and decreased 21%, or $1.6 million for 3Q 2001 compared with 3Q 2000. Maintenance expense decreases during these periods were principally due to the return of six Boeing 737-200s. During 9MO 2001, accruals for future major maintenance events, which will not be performed by the Company due to the early return of the related Boeing 737-200 aircraft, were released, resulting in a reduction of expenses of $2.9million. $3.6 million of costs were incurred with the return of leased aircraft during the first half of 2001. Aircraft repair and overhaul expenses decreased $0.2million in 9MO 2001 mainly as a result of the return of the Company's oldest aircraft during the past twelve months and improved reliability of the existing fleet with an average age of 10 years versus 24 years as of September 30, 2001. Maintenance expenses decreased on a cents per ASM basis to 1.49 cents for 9MO 2001 from 1.81 cents for 9MO 2000 and decreased to 1.38 cents for 3Q 2001 from 1.79 cents for 3Q 2000.

Passenger services expenses increased 20%, or $1.2 million, in 9MO 2001 compared with 9MO 2000 and increased 30%, or $0.6 million, in 3Q 2001 compared with 3Q 2000. In 2001, the Company significantly increased its efforts to accommodate passengers impacted by a schedule irregularity, including adoption of more liberal policies to reaccommodate passengers on other airlines. These costs totaled $0.6million more in 9MO 2001 compared with 9MO 2000 and $0.2 million more in 3Q 2001 compared with 3Q 2000. In 3Q 2001, the Company entered into interline agreements with several other airlines, in part to reduce such reaccommodation costs. During 2Q 2001, the Company also began issuing vouchers redeemable for a specific dollar value toward the purchase of a future ticket on Vanguard in situations where a passenger could be accommodated on another Vanguard flight but was still inconvenienced by a number of hours due to a schedule irregularity. These vouchers accounted for a total of $0.2 million in 3Q 2001; the value of the vouchers will be included in revenue when the vouchers are redeemed. Passenger services costs increased on a cents per ASM basis to 0.61 cents for 9MO 2001 from 0.52 cents for 9MO 2000 and increased to 0.59 cents for 3Q 2001 from 0.47 cents for 3Q 2000.

Promotion and sales expenses decreased 10%, or $1.5 million, in 9MO 2001 compared with 9MO 2000 and decreased 8%, or $0.4 million, in 3Q 2001 compared with 3Q 2000. Advertising fees decreased $2.5 million during 9MO 2001, of which $1.1 million was during 3Q 2001, primarily due to a reduction in direct advertising. This decrease was partially offset by a $1.0 million increase in fees for booking reservations through travel agent global distribution systems in 9MO 2001 as compared to 9MO 2000, as expected with the increase in travel agency sales following the Company's switch to the Sabre reservation system. Credit card processing fees decreased $0.5 million due to reduced sales for 9MO 2001 compared with 9MO 2000. Promotion and sales expenses decreased on a cents per ASM basis to 1.07 cents for 9MO 2001 from 1.21 cents for 9MO 2000 and decreased to 1.04 cents for 3Q 2001 from 1.16 cents for 3Q 2000.

General and administrative expenses increased 24%, or $0.8 million, in the 9MO 2001 compared with 9MO 2000 and increased 29%, or $0.3 million, in the 3Q 2001 compared with 3Q 2000, due in part to increased management staffing, and outsourcing of revenue accounting associated with the transition to Sabre in 3Q 2001.

Other Income (Expense)

Other income (expense), net, consists primarily of write-offs associated with certain aircraft returns, amortization of transaction fees and debt issuance cost and interest expense, net of interest income. Other expense increased $4.6 million in 9MO 2001 compared with 9MO 2000, primarily due to accounting for the VAC Transaction in 2001, and decreased $1.2 million for 3Q 2001 compared with 3Q 2000 primarily due to the receipt of federal grant assistance in 2001. In 2Q 2001, the Company recorded $4.1 million of interest expense related to the VAC transaction as discussed in footnote 4 to the Financial Statements. In 3Q 2001, the Company recognized $2.3 million of other income representing federal grant assistance which offset the Company's direct and indirect losses resulting from the September 11 terrorist attacks. In 9MO 2001, the Company recognized $0.9 million of expense associated with the write-off of unamortized leasehold improvements at the early return of five of its Boeing 737-200s to their lessors. Amortization of fees associated with the acquisition of aircraft leases added $0.4 million to expense. Deferred debt issuance costs includes the estimated fair value of certain warrants issued in connection with financing activities, which is amortized over the terms of the related agreements.

The Company owns aircraft spare parts and other equipment but does not own aircraft or aircraft engines. The Company has not written down any assets as a result of the September 11, 2001 terrorist attacks.

Liquidity and Capital Resources

See the discussion above under "September 11 and its Aftermath; Intended Financial Restructuring."

The Company continues actions designed to achieve long-term profitability and improve its capital resources. Management's strategy to achieve long-term profitability includes building connecting traffic at its Kansas City hub through strategic routes, increasing yields through improved revenue management processes and automation, fleet renewal, improving customer service, adding new cities to increase connecting opportunities, increasing efforts to attract and retain price-sensitive business travelers and continuing cost savings programs. There can be no assurance that such efforts will be successful.

As a result of the Company's operating losses and limited financial resources, the Company's independent auditors have expressed a "going concern" qualification on the Company's financial statements for the year ended December 31, 2000. The Company had a working capital deficiency and stockholders' deficit at September 30, 2001 of approximately $38 million and $24 million, respectively.

Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from public and private sales of equity and debt securities. Prior to 2001, such financings have been made possible by two principal stockholders, The Hambrecht 1980 Revocable Trust and the J. F. Shea Company (together, the "H/S Investors"). In 2001, such financings were made possible by Vanguard Acquisition Company ("VAC"), an affiliate of Pegasus Aviation. VAC currently holds approximately 37% of the Company's issued and outstanding voting securities.

The Company requires additional debt or equity financing to fund ongoing operations in 2001. As discussed above, the Company is seeking to raise additional capital with the federal loan assistance made possible by recent federal legislation; however, there can be no assurance that such capital can be obtained. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations. In connection with any such financing, the Company intends to seek to restructure its existing vendor payables and aircraft lease obligations, and may issue new equity to the new investors. Such issuance may dilute the interests of existing stockholders. Also as discussed above, the Company shares are subject to delisting from the NASDAQ Small-Cap Market due to the Company not meeting NASDAQ's minimum market capitalization requirements.

Unless otherwise described, the net proceeds from the following transactions were added to the Company's working capital and used to fund the Company's operating cash requirements.

On February 14, 2001, the H/S Investors agreed to renew for a two-year period the letters of credit securing a portion of the funds held by the Company's credit card processor. In consideration for the establishment of the letters of credit, the Company issued to the H/S Investors warrants to purchase up to an aggregate of 4,000,000 shares of common stock at an exercise price of $1.17. All warrants have since vested and, in connection with the VAC Transaction discussed below, the exercise price of the warrants was adjusted to $0.50 per share.

On March 9, 2001, the Company issued 162,500 shares of a new issue of Series C Convertible Preferred Stock to VAC in exchange for a capital investment of $3.25 million. The Series C Convertible Preferred Stock has a liquidation preference of $20 per share, subject to annual accretion over three years, and is convertible into common stock at a price of $1.25 per share of common stock. On April 9, 2001, the Company issued an additional 25,000 shares of Series C Preferred Stock to VAC in exchange for a further capital investment of $0.5 million.

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

In May 2001, VAC (who committed to provide the majority of the new investment) provided bridge loans totaling $3.5 million to the Company in the form of a demand note bearing interest at an annual rate of 9%. Other investors provided an additional $1.0 million in demand notes on June 21, 2001 with interest at an annual rate of 9%. On July 12, 2001, these demand notes were applied to the purchase of common stock (the "VAC Transaction") at which time the $4.5 million of demand notes, plus $5,249 of accrued interest, were exchanged for 22,526,249 shares of common stock. At closing, the holders of the Company's outstanding shares of Series B Preferred Stock and Series C Preferred Stock waived certain anti-dilution rights and modified the antidilution provisions of the Repriced Warrants with the result that the exercise price of warrants to purchase approximately 13.6 million shares of common stock, held by two of the Company's principal investors, was adjusted to $0.50 per share. Absent the agreement of these holders to such modification, the exercise price of the Repriced Warrants would have adjusted to $.20 pursuant to the terms of the antidilution provisions contained in such warrants. An additional 2,500,000 shares of common stock, reserved for issuance to certain financial advisors to the Company in exchange for the cancellation of $0.5 million of fees owed to them, have not been issued pending possible restructuring of this portion of the investment. The Company will record an extraordinary loss on the extinguishment of the related payable to the extent the fair value of the equity instruments issued exceeds the $0.5 million payable on the date of issuance.

In the first and second quarters of 2001, the Company negotiated lease deferral agreements with certain of its aircraft lessors. As of September 30, 2001, the Company had issued approximately $9.0 million of long-term debt to satisfy amounts payable to these lessors, net of $1.0 million of accounts receivable from certain of these lessors for reimbursement of certain maintenance expenses. Additionally, the Company had issued a note for approximately $1.0 million to a lessor to satisfy its maintenance obligation at the time of return of the aircraft. Repayment of these loans, including accrued interest at 10%, generally was scheduled to commence in July 2001 with maturities varying through December 2002. To date, the Company has not made any payments required under these loans.

The Company has also not made certain payments required under its aircraft leases. All required lease payments (and interest at contractual rates) due under the Company's lease agreements (without acceleration) with respect to periods through September 30, 2001, have been accrued in the income statements and all such amounts which had not been paid as of September 30, 2001, are reflected as accounts payable in the balance sheets.

The Company has received notices of default from certain of its aircraft lessors. The Company intends to seek revised repayment terms (including forgiveness of certain accrued payables and reductions in future rental obligations) with all its aircraft lessors in connection with the Company's efforts to obtain new financing.

The Company continues to review its alternatives to purchase or lease additional aircraft under suitable terms. In connection with closing the VAC Transaction, the Company entered an agreement providing Pegasus Aviation status as a preferred supplier of aircraft leased or purchased by the Company, including certain rights of first refusal in the event the Company seeks to lease additional aircraft. The Company has agreed to lease eight MD-80 aircraft from Pegasus Aviation, the first five of which were delivered to the Company prior to September 30, 2001. The Company is required to provide lease deposits aggregating $2.3 million with respect to these aircraft, of which $0.6 million was deposited in the first quarter of 2001.

Nearly all of the Company's ticket sales are charged to credit cards. The Company provides collateral to secure a bank, which processes the Company's VISA and MasterCard transactions and pays the related receivable. The amount of required collateral varies in direct relation to the Company's air traffic liability: as ticket sales and air traffic liability increase, the Company must either provide additional collateral satisfactory to the bank or allow cash to be held by the bank as collateral. Currently, the Company has provided letters of credit from the H/S Investors in the aggregate amount of $4.0 million and a surety bond in the amount of $6.0 million to secure the bank. The bank's exposure (as computed under the credit card processing agreement) has exceeded the available security from time to time, which has resulted in the bank holding cash as additional collateral. In March 2001, the Company's $8.0 million surety bond provided as additional collateral to secure the Company's credit card processor expired and was renewed for an unspecified term subject to a 90-day cancellation clause. The bond was terminated in July 2001 per order of the State of Nebraska, which had instituted liquidation proceedings against the issuer. On July 6, 2001, the Company replaced this bond with a $6.0 million surety bond from a different issuer with a one-year term and a 90-day cancellation clause. This $6.0 million bond is subject to reduction after certain targets for capital infusions to the Company have been reached. The Company's credit card processor has notified the Company that it is terminating its entire credit card processing business; the Company has had preliminary discussions with other processors and believes it will be able to secure a new processor.

In July 2001, the Company was notified by Airlines Reporting Corporation (ARC) that its Letter of Credit securing cash transactions was under-funded according to ARC's cash reserve requirements. In addition, the Company was notified in July 2001 by one of its credit card processors (not secured by the surety bond referred to above) that its collateral balance was under-funded. In the third quarter, the Company posted an aggregate of $0.4 million additional cash collateral to fund these reserves.

On April 12, 2001, the Company entered into an Aircraft Spare Parts Support Agreement with an aircraft components supply company (the "Supplier") under which the Supplier would allow the Company to have access to up to $2.0 million of spare parts inventory for the Company's MD-80 aircraft. The Company pays a monthly fee for this access and is responsible for replacement of any parts used. As of September 30, 2001, the Company has received approximately $1.6 million of parts under this agreement.

The Company expects to expend approximately $3.0 million on various capital expenditures in 2001, which are primarily related to increased aircraft parts inventory levels, additional airport ground equipment and improvements to its computer systems, including the Company's switch to Sabre as its host reservations system. As of September 30 2001, approximately $2.3 million of such capital expenditures had been incurred.

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

Signature and Title Date

/s/ Scott Dickson November 14, 2001

Scott Dickson, CEO and President

/s/ David Rescino November 14, 2001

David Rescino, Chief Financial Officer

(Principal Accounting Officer)