Form 10-K
period 2001-12-31
VANGUARD AIRLINES INC \DE\
filed 2002-03-29
CIK 1000578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.

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

Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 2002 there were 43,098,986 shares of Common Stock outstanding, of which 37,629,871 shares were owned by persons who may be deemed affiliates. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates, based on the average of bid and asked prices of such stock on March 1, 2002 of $0.445, was $2,433,756.

Documents incorporated by reference: Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

Item 1. Business

General

Vanguard Airlines, Inc. ("Vanguard" or the "Company") was incorporated in Delaware on April 25, 1994. The Company's principal offices are located at 533 Mexico City Avenue, Kansas City International Airport, Kansas City, Missouri 64153, and its telephone number is (816) 243-2100.

Vanguard is a value-priced airline offering scheduled jet service from a hub in Kansas City, Missouri. As of March 1, 2002 the Company operates six leased Boeing 737-200 jet aircraft and seven leased MD-80 Series ("MD-80") jet aircraft. The Company operates approximately 58 daily flights to or from its hub in Kansas City, Missouri, serving Atlanta, Austin, Buffalo/Niagara Falls, Chicago-Midway, Colorado Springs, Dallas/Fort Worth, Denver, Fort Lauderdale, Las Vegas, Los Angeles, New Orleans, New York City, Pittsburgh and San Francisco. Flights to Myrtle Beach and Orlando are scheduled to commence on March 28, 2002 and April 22, 2002 respectively.

During 2000, the Company changed its service strategy from a strategy of providing frequent service in short-to-medium haul markets to a strategy of providing connecting service in national markets over a Kansas City hub. The Company discontinued most service that did not connect to its hub in Kansas City, including service between Chicago-Midway and each of Denver, Minneapolis, Pittsburgh, Buffalo/Niagara Falls and Cincinnati. The Company added service from Kansas City to each of New Orleans, Los Angeles, New York - LaGuardia, Austin (Texas). In 2001, the Company added service between Kansas City and each of San Francisco, Las Vegas, Fort Lauderdale and Colorado Springs. Also in 2001, the Company began offering a higher level of customer service, including the addition to its fleet of newer MD-80 aircraft offering a SkyBox ™ business class cabin, and adoption of the Sabre ™ global distribution system offering full travel agency access to Vanguard flights.

The tragic events of September 11, 2001, seriously impacted the airline industry. See "Factors That May Affect Future Results of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company's results have been impacted by these events and the general recession, management believes the Company's new strategy has resulted in a marked improvement in the Company's financial prospects and performance, dependent on the Company overcoming these events and the financial crisis they have precipitated.

The Company's Value-Priced Service

The Company typically offers its airline services at fares that are substantially lower than fares offered prior to its entry by major airlines, especially with respect to reservations made within seven days of departure. The Company's fares are typically matched by the major airlines, especially with respect to reservations made more than seven days prior to departure. The Company intends to continue its value-priced strategy, although the Company has taken and continues to take actions designed to achieve a modest increase in its fare levels while continuing to offer fares substantially below the levels typically charged on less competitive routes.

The Company's value-priced service is intended to appeal to price-sensitive customers, while the Company strives to provide a level of service greater than that typically provided by other "low-fare" airlines. The Company offers advance seat assignments, more legroom than industry average, and, on a majority of its flights, a business class cabin (SkyBox ™) but does not offer meals, in-flight movies, or airline terminal clubs.

Most of the Company's fares are sold on a nonrefundable basis and do not require a minimum or a Saturday night stay. Customers who change their itinerary on a nonrefundable ticket may apply the funds toward the purchase of another Vanguard flight for use within one year of original ticket purchase date, subject to a service charge. The Company's full coach fares and SkyBox ™ business class are sold on a refundable basis.

The Company utilizes a revenue management approach that monitors its fares and inventory in each of its markets and manages the number of seats offered at each of its fares to maximize revenue and passenger loads. The Company allocates fares through an inventory system that considers the number of available seats in relation to anticipated demand and, commencing in 2001, does not apply artificial advance purchase restriction. In early 2002, the Company is implementing a highly-automated revenue management system intended to maximize the Company's revenues through close monitoring of booking levels to reduce unnecessary deep-discounting of Company fares.

The Company also offers low fares each week for last minute travel available only on its internet web site. These fares are available to Vanguard customers via a proprietary subscription based service called "Hot Deals."™ Hot Deals allows the Company to sell excess inventory with minimal dilution to its retail pricing.

In 2001, the Company reintroduced corporate travel programs and obtained interline travel agreements with a number of other airlines. Also in 2001, the Company introduced SkyBid™, an online auction tool allowing customers to bid their own price for Company tickets.

Reservation Systems

From 1997 to 2001, the Company used the Open Skies ticketless reservation system, which integrated reservation, marketing and revenue accounting functions. In April 2001, the Company transitioned to the Sabre™ global distribution system, which has facilitated the Company's sales of tickets through ticket agencies while allowing the Company to continue a ticketless operation for many sales. The Company pays travel agencies a 5% commission, without any commission cap or limit. Since 1999, the Company has sold tickets over the internet through its proprietary website www.flyvanguard.com. For the last six months of 2001, most of the Company's ticket sales were made on a ticketless basis, and approximately 30% were made through the Company's proprietary website.

Prior to 2001, the Company did not participate in the Airline Reporting Corporation ("ARC") industry collection system for travel agency sales and, accordingly, required travel agents to utilize a credit card to guarantee the completion of the sale. In connection with the Company's transition to the Sabre system, the Company has become a participant in the ARC system.

Marketing and Promotion

The Company advertises directly to potential customers using primarily newspapers, radio and direct email advertising, and by engaging in promotional events intended to provide favorable publicity to the Company. During 2001, the Company increased its marketing to business travelers, through corporate travel programs.

The Company discontinued its old frequent flyer program, VantagePoints, in early 2001, and intends to introduce its new frequent flyer program in 2002. The details of such program have not been determined.

Employees

As of March 1, 2002, the Company employed 797 full-time employees and 152 part-time or temporary employees, including 136 pilots, 196 flight attendants, 42 mechanics, 284 ground service personnel, 133 reservations personnel and 155 employees in its headquarters staff. Management believes that its base wage and benefit levels are generally at rates for comparable airlines.

On March 9, 1999, the National Mediation Board ("NMB") recognized the Vanguard Airlines Pilots Association ("VAPA") as the bargaining unit for the Company's pilots. Effective June 1, 2000, the Company entered into a four-year collective bargaining agreement with VAPA that continued the Company's pilot compensation structure with changes that, in the aggregate, have not materially impacted the Company's costs.

On February 19, 2002, the Company received notice from the NMB that certain of the Company's flight attendants had returned cards asking the NMB to hold an election to determine whether the International Association of Machinists and Aerospace Workers ("IAM") should be certified as the collective bargaining representative of the Company's flight attendants. An election is being held with votes counted on May 6, 2002. The Company cannot predict its outcome.

The Company is unable to predict whether other employee groups will choose to be represented by a collective bargaining representative, or the effect of such representation on the Company's operations or financial results.

The Company contracts for ground services at many of the airports it serves and outsources its major maintenance requirements, including engine overhauls and heavy airframe checks. Ground handling services typically involve (i) passenger handling and (ii) underwing aircraft handling services. Passenger handling at the Company's airports are generally conducted by the Company's employees. At stations other than Kansas City and Chicago Midway, underwing ground handling services are generally provided by other airlines and/or service companies.

Airport Operations

The Company leases gate space from airport authorities at certain airports and has sublease or handling arrangements with airlines at other airports. Most of such arrangements can be terminated by the other airlines or the Company upon short notice. If such a termination were to occur, the Company would have to make alternative arrangements or cease operations at the affected airport. There can be no assurance that alternative arrangements would be available at all or at a reasonable cost.

At four airports, Chicago-O'Hare, New York City-LaGuardia, New York City-JFK and Washington, D.C.-Reagan National, flight operations are regulated by means of "slot" allocations, which represent governmental authorizations to take off or land within a specified time period. Regulations promulgated by the Department of Transportation ("DOT") currently permit the buying, selling, trading or leasing of slots. The Company has sought, but has been unable to obtain, slots to serve Reagan National. Legislation has been introduced in Congress to increase the availability of slots and gates to new entrant airlines such as the Company. The Company cannot predict whether such legislation will become law, or whether such law will in actuality allow the Company to obtain its own gates or slots at restricted airports.

Aircraft

As of March 1, 2002, the Company's aircraft fleet consists of eight leased Boeing 737-200 jet aircraft and seven leased MD-80 series aircraft. Of such leased aircraft, two 737-200 aircraft were not being used in operations but were being prepared for return to the respective lessors under negotiated early lease termination agreements. Two additional 737-200 aircraft are being returned to their respective lessor in March at the lessor's request following failure to resolve, in a manner satisfactory to the Company and such lessor, rent deferral terms. (For a discussion of lease defaults and rent deferrals, see "Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Company intends to transition all its flying to MD-80 series aircraft as soon as practical in order to achieve the cost advantages of operating a single fleet type. To that end, the Company has approached the lessors of its remaining Boeing 737-200 aircraft regarding the possible return of these aircraft prior to the expiration date of their leases. The Company is negotiating early return agreements but there can be no assurance that the Company will be able to obtain agreements with satisfactory terms.

The Company added MD-80 series aircraft to its fleet in order to improve reliability and customer service, as well as to serve longer-haul flights, such as Kansas City - San Francisco, that are difficult to serve with 737-200 aircraft. As would be expected to be the case with the addition of any new aircraft, the reliability of the Company's MD-80 fleet was lower than desired in 2001 due to the need to familiarize the Company's personnel with MD-80 aircraft. The reliability of the MD-80 aircraft also has been hampered by the low level of spare parts currently maintained by the Company, which results in the Company needing to obtain parts from third party suppliers as each need arises. The Company expects to increase its level of spare parts when its financial condition improves.

In July 2001, the Company entered an agreement providing Pegasus Aviation status as a preferred supplier of aircraft leased or purchased by the Company, including certain rights of first refusal in the event the Company seeks to lease additional aircraft. The Company has commitments to lease an additional three MD-80 series aircraft from Pegasus Aviation for a term of six years each, which are expected to be delivered in 2002.

Following the tragic events of September 11, 2001, the market for used aircraft has softened substantially, with the result that aircraft are currently available at lease rates significantly lower than lease rates prevailing a year ago. The Company has had discussions with regard to the lease of additional aircraft, including aircraft of similar type to the MD-80 series aircraft, and intends to continue to explore all aircraft lease alternatives available to it.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Maintenance and Repairs

In general, all expenses relating to the maintenance and operation of the Company's leased aircraft are the Company's responsibility. While the Company anticipates a higher maintenance cost for older aircraft, including costs to comply with Airworthiness Directives ("ADs") issued by the Federal Aviation Administration ("FAA") and regulations for aging aircraft, the Company believes that the total costs of operating the MD-80 and Boeing 737-200 jet aircraft is competitive with newer aircraft types because the Company's aircraft have significantly lower acquisition or lease costs.

All maintenance and repairs are performed in accordance with the Company's FAA-approved maintenance program. Routine or daily maintenance is generally performed by the Company's mechanics in Kansas City or in various other cities, as needed, by the Company's mechanics or independent contractors. The Company has contracted with COOPESA in Costa Rica and Bedek/IAI in Israel and other FAA-certified maintenance providers to perform its major overhauls and engine and component repairs.

Any interruption of aircraft service as a result of scheduled or unscheduled maintenance could materially and adversely affect the Company's operational and financial performance.

Fuel

The cost of jet fuel is one of the Company's largest operating expenses, constituting approximately 20% of operating expenses, including taxes and into-plane service fees, for the year ended December 31, 2001. Fuel cost an average of $0.91 per gallon in 2001 compared to $1.05 in 2000 and $0.67 in 1999. As of March 1, 2002, the Company's average fuel price is approximately $0.70 per gallon. The Company cannot predict the future availability or cost of jet fuel. Any unavailability of fuel or increase in the price of fuel could have a material adverse effect on the Company's operations or financial condition.

The Company's MD-80 and 737-200 jet aircraft are not as fuel efficient as newer model aircraft. Accordingly, a significant increase in the price of jet fuel may result in a disproportionately higher increase in the Company's fuel expenses as compared with certain of its competitors, although many competitors also operate older model aircraft.

The Company has not entered into any agreements that fix or "hedge" the price of jet fuel.

Competition

Subject to an airline obtaining gates and slots (where required), domestic airlines are generally free to enter and exit domestic routes and to set fares without regulatory approval. As a consequence, the airline industry is intensely competitive and susceptible to price discounting. Airlines compete primarily with respect to fares, scheduling (frequency and flight time), destinations, frequent-flyer programs and type and size of aircraft. The Company competes with numerous other airlines on its routes and expects to compete with other airlines on any future routes. Most of the Company's competitors are larger and have greater name recognition and greater financial resources than the Company.

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

Legislation has from time to time been introduced in Congress and rules have been proposed (and withdrawn) by the DOT to curtail incidences of unfair competition in the airline industry. In addition, the Department of Justice ("DOJ") has brought an antitrust action against American Airlines alleging predatory conduct and unfair competition by American Airlines against Vanguard and other airlines, and the DOJ is currently appealing a decision dismissing the case. Although awareness of the problem of unfair competition appears to be at a high level, management cannot predict whether any meaningful relief will be obtained to preclude incidences of unfair competition in the airline industry.

Government Regulation

The airline business is highly regulated. Regulations promulgated by the FAA affect all aspects of flight operations, aircraft maintenance, aircraft ground operations, security, and employee training. The DOT's jurisdiction extends primarily to the economic aspects of air transportation.

Vanguard began flight operations in December 1994. Since then, Vanguard has had no reportable incidents that have involved serious bodily injury or significant damage to any of the Company's aircraft.

Since the tragic events of September 11, 2001, additional security procedures have been required that have both increased the cost of security screening and required passengers to allow extra time for boarding their flights. Such procedures include the prohibition of many items from being carried on board, random screening of selected passengers and their baggage and positive bag match to prevent checked luggage from being transported if the passenger does not board a flight.

In February 2002, the federal government assumed responsibility for security screening of passengers at airports. Previously, such functions generally had been performed by third party providers under contract to the Company or other airlines. Effective February 1, 2002, airlines are required to collect from passengers a government-mandated fee (up to $10 per roundtrip ticket) to reimburse the government for such service. The government has also assessed Vanguard (and other airlines) a fee for security services, capped through 2004 at Vanguard's actual security costs for calendar year 2000.

Effective December 31, 2002, all checked baggage must be screened by explosive detection systems, which will require significant expenditures by the government and airports -- which may pass such costs on to the airlines - and may require changes in the procedures for accepting checked baggage. Additional procedures to improve security and/or facilitate the security screening process have been considered; other than as described herein, the Company cannot predict whether further changes will be implemented.

The Company's flight personnel, flight and emergency procedures and aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA. FAA examiners have flown on numerous Company flights and have subjected its flight and ground personnel to periodic announced and unannounced reviews and inspections. In accordance with FAA standard procedures, the FAA has maintained a heightened degree of scrutiny of Vanguard's operations due to Vanguard's financial condition. The Company believes that its operations, maintenance and compliance with FAA regulations are within industry standards.

The DOT and FAA have authority under the Aviation Safety and Noise Abatement Act of 1979, under the Airport Noise and Capacity Act of 1990 ("ANCA") and, along with the Environmental Protection Agency, under the Clean Air Act, to monitor and regulate aircraft engine noise and exhaust emissions. The Company's aircraft comply with Federal Stage III noise level requirements and emissions standards.

Insurance

The Company carries the types and amounts of insurance customary for airlines similar to the Company, including coverage for public liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. While the Company believes such insurance will be adequate as to amounts and risks covered, there can be no assurance that such coverage will continue to be available or that it will fully protect the Company against all losses that it might sustain.

Immediately following the tragic events of September 11, 2001, most or all airline insurers cancelled their war risk policies (which were, in general, cancelable on seven days notice) and renewed such coverage with lower limits and at substantially increased premiums. Currently, the Company purchases excess war risk insurance from the United States Government under a program available to all U.S. airlines. This coverage is currently scheduled to expire on May 19, 2002. While similar previous expiration dates have been extended, there can be no assurance that this program will be continued. Should this program be discontinued, the Company would be required to obtain replacement coverage in the private market. At this time, all private market options available are considerably more expensive than the current coverage.

The Company renewed its comprehensive airline liability policy on November 1, 2001. For the 2001-2002 policy year, the Company's insurance premiums increased 170%, or approximately $4.4 million on an annual basis. As in prior years, the Company's policies (as is standard in the industry) are cancelable on short notice.

Factors That May Affect Future Results of Operations

Vanguard's business operations and financial results are subject to various risks and uncertainties that may affect future operations and financial results, including:

History of Significant Operating Losses. From the Company's inception on April 25, 1994 through 1997 and since 1998, the Company has incurred significant losses from operations. As of December 31, 2001, the Company had an accumulated deficit of $133 million and a working capital deficit of $45 million.

Availability of Working Capital. Historically, the Company's continued operations have been dependent upon equity and debt financings. The tragic events of September 11, 2001 have substantially restricted the Company's access to the private capital markets. The Company has sought a federal loan guarantee under a program adopted by Congress following the September 11 tragedy. There can be no assurance that such loan guarantee will be available or that the Company will be able to obtain additional working capital. An inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition and results of operations and could require the Company to cease or significantly curtail operations.

Ability to Continue as a Going Concern. The reports issued by the Company's independent auditors for the years ended December 31, 2001, 2000 and 1999, each contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The report states that because of the Company's net losses, working capital deficit, and net capital deficiency, the Company has been dependent upon financing from principal stockholders and the forbearance of its aircraft lessors. The report further states that there can be no assurance as to the availability of further financing or continued creditor forbearance. At least one creditor has threatened the institution of involuntary chapter 11 proceedings against the Company, although the Company believes such action would, in fact, be detrimental to the interests of creditors.

Small Size. As of March 1, 2002, the Company operates approximately 60 flights per day to and from Kansas City. As a hub airline, the Company depends on connecting passengers for a portion of its revenues. As the Company increases the flights (both frequency and number of destinations) it offers more connecting and scheduling alternatives and can market its existing flights to more potential customers. Accordingly, management believes that the Company must grow to a certain minimum size (critical mass) before sustained profitability can be achieved. Management intends to grow the Company to achieve larger size.

Lease Deferrals and Defaults. The Company is in arrears in payments on many of its aircraft leases and certain airport leases and has received notices of default with regard to certain of such leases. The Company has been negotiating deferral terms and restructuring terms with its lessors, but there can be no assurance that the Company's lessors and creditors will continue to work with the Company.

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

Fuel Costs. The cost of jet fuel is one of the largest operating expenses for an airline. Jet fuel costs, including taxes and into-plane servicing fees, accounted for approximately 20% of the Company's operating expenses for the year ended December 31, 2001. The cost of jet fuel is highly susceptible to local, national, and international conditions and global events. The Company cannot predict the future availability and cost of jet fuel. Any unavailability of fuel or increase in fuel costs could have a material adverse effect on the Company's operations and financial results. The Company has not purchased hedges against fuel price increases.

The Company's aircraft are not as efficient as the newest model aircraft. Accordingly, a significant increase in the price of jet fuel may result in a disproportionately higher increase in the Company's fuel expenses as compared with certain of its competitors, although many of the Company's competitors also operate older model aircraft. The Company has not entered into any agreements that fix the price of jet fuel over any period of time.

Consumer Concern About Operating Safety. Aircraft accidents or other safety-related issues involving any carrier may have an adverse effect on airline passengers' perceptions regarding the safety of smaller, low-fare carriers. As a result, any such event could have a material adverse effect on the Company's business, financial condition and results of operations, even if such event does not involve the Company's operations or personnel. Similarly, publicized accounts of mechanical problems or accidents involving Boeing 737s, MD-80s or other aging aircraft could have a material adverse effect on the Company's business, financial condition and results of operations, even though the Company itself may not experience any such problems with its aircraft.

Seasonality and Cyclicality. Airlines typically experience reduced demand at various times during the year and increased demand for service during the summer. In addition, passenger travel in the airline industry, particularly leisure travel, is sensitive to adverse changes in general economic conditions, although as a low-fare carrier the Company may actually benefit from increased sensitivity of passengers to the cost of air travel. A worsening of current economic conditions, or an extended period of recession nationally or in the regions served by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations.

Unscheduled Maintenance. Although the Company rotates its fleet through heavy maintenance procedures, the need for unscheduled maintenance can and does arise from time to time for various reasons. Any significant increase in the frequency of unscheduled maintenance or any interruption of aircraft service as a result of unscheduled maintenance could materially and adversely affect the Company's service, reputation and financial results.

Limited Market for Aircraft. The market for purchased and/or leased aircraft fluctuates based on worldwide macroeconomic factors. There can be no assurance that the Company will be able to purchase or lease additional aircraft on satisfactory terms or at the times needed. The inability of the Company to lease additional aircraft could have an adverse effect on the Company's growth plan and operating results. However, as of March 2002, aircraft leasing terms and aircraft availability, particularly with respect to MD-80s, are quite favorable to the Company.

Ability to Integrate Second Aircraft Type. Historically, the Company has operated a single aircraft type, the 737-200. Commencing in the second quarter of 2001, the Company began operating a second aircraft type, the MD-80. The addition of this second aircraft type added complexity in many areas of the Company's operation, including crew scheduling and training, spare parts support and handling of flight delays and cancellations.

Government Regulation. The FAA has promulgated a number of maintenance regulations and directives relating to, among other things, aircraft and airport security, retirement of aging aircraft, increased inspections and maintenance procedures to be conducted on aging aircraft, collision avoidance systems, aircraft corrosion, airborne windshear avoidance systems and noise abatement. Additional rules and regulations have been proposed from time to time in the last several years. These or other rules could significantly increase the cost of airline operations by imposing substantial additional requirements or restrictions on airline operations.

Since the tragic events of September 11, 2001, additional security procedures have been required that have both increased the cost of security screening and required passengers to allow extra time for boarding their flights. Such procedures include the prohibition of many items from being carried on board, random screening of selected passengers and their baggage and positive bag match to prevent checked luggage from being transported if the passenger does not board a flight. Additional procedures to improve security and/or facilitate the security screening process have been considered; other than as described herein, the Company cannot predict whether further changes will be implemented or the impact of such changes on its operations.

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

Limited Trading Volume; Limited Marketability of Common Stock. The Company's common stock has had limited trading volume in the last year, with less than 12,000 shares trading each day, on average. The Company's Common Stock was delisted from the Nasdaq SmallCap Market on December 10, 2001 and is currently traded over-the-counter, on the OTC Bulletin Board.

Limited Number of Routes / Dependence on Kansas City Hub. Because of Vanguard's limited number of routes and single hub operation, the Company is at a competitive disadvantage compared to larger airlines with their more extensive route networks. The Company could be adversely affected should a major competitor decide to significantly expand or add operations in Kansas City.

Control by Several Shareholders. Vanguard's principal stockholders are Vanguard Acquisition Company, an affiliate of Pegasus Aviation, a global aircraft leasing company; construction company J. F. Shea Company; and the Hambrecht 1980 Revocable Trust (William R. Hambrecht, trustee). Together, these entities and their affiliates own or control approximately 82% of Vanguard's outstanding voting securities.

Collateral for Credit Card Exposure. Nearly all the Company's ticket sales are charged to credit cards. The bank which processes the Company's credit card receipts requires the Company to provide collateral to secure payments made with respect to tickets sold but not yet flown. The Company currently has a total of $10 million in available security instruments that may be used to collateralize its exposure with the bank. To the extent that the credit card exposure (as defined) exceeds $10 million, the bank withholds cash generated by new ticket sales in a restricted account to provide collateral for the amount of the exposure above $10 million. The $10 million security instruments consist of a $4 million letter of credit (the "LOC") provided by two of the Company's principal stockholders and a $6 million surety bond (the "Surety Bond") provided by North American Specialty Insurance Company. The bank has advised the Company that it will cease processing the Company's credit card receivables on March 31, 2002, as a result of the bank ceasing this line of business in general. The Company has obtained a non-binding agreement in principle from a new bank to assume such functions; however, the new bank has been unwilling to accept a surety bond as collateral. Accordingly, the Company must obtain replacement collateral satisfactory to the new processor or the new processor will withhold funds when its exposure exceeds $4 million. The Company also must obtain the approval of the old bank and the stockholders providing the letters of credit that such letters of credit may also be used to secure the new bank. There can be no assurance that timely arrangements can be completed that allow the Company continued access to cash from credit card sales. If such arrangements are not obtained, the Company could be required to cease operations.

Decreased Demand for Air Travel Due to September 11. Immediately following the September 11, 2001, terrorist attacks, the Company experienced a significant decrease in demand for air travel, as did other airlines. In addition to reduced levels of traffic, this decrease in demand resulted in industry-wide fare sales as airlines competed for the available demand and attempted to stimulate additional demand. Although the Company's traffic levels have since increased, any further public sensitivity to air terrorism could reduce the demand for air travel.

Increased Costs Due to September 11. As a result of the September 11, 2001, terrorist attacks, the DOT has imposed more stringent and additional measures to ensure the safety and security of commercial aircraft. Such measures have required the Company (and other airlines) to increase airport staffing levels and have resulted in occasional flight delays, as well as further depressing the demand for air travel. The U.S. Congress and administration are considering further measures to improve the safety and security of commercial air travel. Management of the Company cannot predict when or whether further requirements will be imposed, the cost of compliance with such requirements or the extent of further changes in the manner of ensuring airport and airline security. Such changes could increase the Company's costs or further reduce the demand for air travel.

Insurance Cost and Availability Following September 11. The aviation insurance industry is predicting huge underwriting losses as a result of the September 11 terrorist attacks. This has resulted in a substantial increase in insurance premiums and has put in question the availability of some types of coverage, such as war-risk insurance. The Company is required by the terms of its aircraft leases to maintain a minimum level of insurance. Were such insurance not available, or were the Company unable to pay the costs of such insurance, the Company would immediately cease operations. There can be no assurance that comprehensive airline hull and liability insurance and war risk insurance will continue to be available on terms the Company can afford.

September 11 Security Fee. As enabled by Congress, the FAA imposed the September 11 Security Fee to be collected on all passenger tickets sold after January 31, 2002 by all U.S. airlines. This fee adds a maximum of $10 of additional cost to each passenger ticket sold by the Company (and other airlines). The imposition of this additional cost may have a negative impact on passenger demand and the Company's ability to maintain or increase its current fares.

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

The Company is in default of certain of its aircraft and airport leases, and in arrears on other obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Submission of Matter to a Vote of Security Holders

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

Item 4A. Executive Officers of the Company

The following table sets forth the names, ages and positions of the Company's executive officers and directors as of March 15, 2002:
Name	Age	Position
Scott Dickson	49	Chairman of the Board, Chief Executive Officer and President
Lee M. Gammill, Jr.	67	Director
Mark D. Powers	49	Director
Denis T. Rice	69	Director
Leighton W. Smith	62	Director
Robert J. Spane	61	Director

Gregory D. Aretakis	49	Vice President - Market Planning
Elizabeth D. Cattell	40	Vice President - Marketing and Advertising
James E. Eckart	58	Vice President - Ground Operations
J. B. Miller	63	Acting Vice President - Maintenance
Mark Peterson	50	Vice President - Operations
David A. Rescino	42	Vice President - Finance and Chief Financial Officer
Robert M. Rowen	45	Vice President - General Counsel and Secretary

Set forth below is a description of the business experience of each executive officer and director of the Company.

Scott Dickson was elected Chairman of the Board and appointed Chief Executive Officer and President of the Company in May 2001. Mr. Dickson brings 28 years of aviation and passenger transport experience to Vanguard. Prior to joining Vanguard, Mr. Dickson was Vice President of Planning & Revenue Management for Grupo TACA, one of the largest and fastest growing airlines in Latin America. Under his management, TACA experienced a 12-point improvement in load factor, a 15-to-20- point improvement in on-time performance and a 100 percent improvement in revenue. Mr. Dickson previously served in various capacities with Sabre Inc., American Airlines and the Ralph M. Parsons Company and a surface transportation agency.

Lee M. Gammill, Jr. was elected a director of the Company in September 1997. Mr. Gammill is the retired Vice Chairman of the Board of New York Life Insurance Company. From 1989 until he retired in May 1997, Mr. Gammill served as the Executive in charge of Individual Insurance Operations at New York Life. Mr. Gammill joined New York Life in 1957 as a sales agent and held various management and executive positions throughout his 40-year career with New York Life.

Mark D. Powers was elected a director of the Company in January 2002. Mr. Powers has nearly twenty years experience in the airline industry, including 3 years with Northwest Airlines as Vice President of International and Assistant Treasurer, 5 years with General Electric as Director of Commercial Engine Programs and Customer Finance, and 9 years at Continental Airlines/Texas Air Corporation as Treasurer. From 1979 through 1983, Mr. Powers served as Associate Attorney at Boyar, Norton & Blair.

Denis T. Rice was elected a director of the Company in April 1997. Mr. Rice is a director and member in the law firm of Howard, Rice, Nemerovski, Canady, Falk & Rabkin, P.C., San Francisco, California, practicing corporate, securities and Internet law. He has been associated with the firm since 1961 and has been listed in Best Lawyers in America since 1987.

Admiral Leighton W. Smith, Jr. USN (Ret.) was elected a director of the Company in August 1998. Admiral Smith was appointed the honor of a four star rank in April 1994, became Commander in Chief of the Allied Forces Southern Europe and concurrently assumed the command of the NATO-led Implementation Force (IFOR) in Bosnia in December 1995. Admiral Smith retired from the U.S. Navy after 34 years of service in October 1996. Currently, he serves as a Senior Fellow at the Center for Naval Analysis and is Chairman of the Board of Trustees of the U. S. Naval Academy Alumni Association. Admiral Smith also serves on the Executive Boards of the Naval Aviation Museum and the Association of Naval Aviation and is on the National Advisory Council to the Navy League.

Vice Admiral Robert J. Spane (Ret.) was elected a director of the Company in May 1996 and served as Chairman of the Board of the Company from June 1997 through May 2001, and as Chief Executive Officer and President of the Company from June 1997 through May 2000. Mr. Spane served in the U.S. Navy for 35 years where his last position was Commander, Naval Air Force Pacific from October 1993 to February 1996. As Commander, Naval Air Force Pacific, Mr. Spane was responsible for all finances, training, logistics and the material condition of all aircraft carriers, aircraft and naval air stations in the Pacific. Mr. Spane retired from the U.S. Navy in February 1996 as a Vice Admiral. Mr. Spane is a 1962 graduate of the U.S. Naval Academy.

Gregory D. Aretakis was appointed Vice President - Market Planning in August 2000. He brings 23 years of aviation experience to Vanguard. Prior to coming to Vanguard, he was part of the startup team at Shuttle America, where he was Vice President of Marketing. He has held various airline marketing and planning positions at New York Air, Continental Express, Continental Airlines, and American Airlines.

Elizabeth D. Cattell joined the Company in 2001 as Senior Director - Marketing and Advertising and was appointed Vice President - Marketing and Advertising in January 2002. Prior to joining Vanguard, Ms. Cattell worked for IGO Corp. (internet-focused retail sales) as Manager of Customer Relationships and for Chancellor Media (marketing and public relations firm) as Manager of Sales Promotions. From 1993 to1998, Ms. Cattell was Senior Manager of Advertising and Promotions for Reno Air, a regional jet airline operating on the west coast of the United States. Ms. Cattell has 14 years of marketing and public relations experience.

James E. Eckart joined the Company in July 1997 as a customer service consultant and was appointed Vice President - Facilities and Ground Operations in August 1997. For over 30 years Mr. Eckart was involved in aviation-related activities as a United States Naval Aviator, where he served most recently as a Captain. While in the Navy, Mr. Eckart commanded aviation squadrons and major aviation shore stations, was also involved in aviation training and served as liaison between the U.S. Navy and the FAA. Mr. Eckart holds a commercial pilot license and a degree in Human Resources Management.

J. B. Miller joined the Company in April 1996 as Manager of Maintenance Programs and Planning was appointed to Director of Quality Assurance in July 1997, Vice President - Maintenance in March 1998 and Vice President - Engineering and Quality Assurance in August 1998. Since January 2002, Mr. Miller has also served as Acting Vice President - Maintenance. Prior to joining the Company, Mr. Miller was employed with Trans World Airlines for 30 years, most recently as Staff Vice President, Engineering and Quality Assurance.

Mark Peterson was appointed Vice President - Flight Operations of the Company in April 2001. He brings more than 28 years of aviation experience to Vanguard. Mr. Peterson joined Vanguard in October 1995 as Chief Pilot before being promoted to his current position. Prior to joining Vanguard, he was a career naval officer and pilot in the U.S. Navy where he acted as chief instructor pilot and commander in charge of the Navy's fleet replacement squadron for the E-6A (Boeing 707).

David A. Rescino was appointed Vice President - Finance and Chief Financial Officer in February 2001. From 1999 to 2001, Mr. Rescino was an aviation consultant in Dallas, Texas. From 1995 to 1999, Mr. Rescino was Chief Financial Officer of Aspen Mountain Air/Lone Star Airlines, a regional airline that served markets primarily from its Dallas/Forth Worth Hub. From 1988 through 1994, Mr. Rescino held various positions at Continental Express, including General Manager and Controller. Mr. Rescino has over eighteen years of aviation-related finance and accounting experience.

Robert M. Rowen was appointed Vice President, General Counsel and Secretary in January 2001. From 1994 through 1998, Mr. Rowen was Vice President and General Counsel of Reno Air, a regional jet airline operating on the west coast of the United States. From 1987 through 1994, Mr. Rowen was an attorney with Continental Airlines, most recently Staff Vice President and Deputy General Counsel. From 1981 through 1987, Mr. Rowen was an associate with the law firm Hughes Hubbard & Reed. Mr. Rowen has over eighteen years of aviation-related legal experience.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Common Stock began trading publicly on the NASDAQ SmallCap Market under the symbol "VNGD" on June 15, 1999. On December 10, 2001, the Common Stock was delisted from the NASDAQ Small Cap Market and commenced trading on the over-the-counter (OTC) Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing prices of the Common Stock as reported on the NASDAQ SmallCap Market or the OTC Bulletin Board or as the case may be.

2000		High	Low
	First Quarter	$3.41	$2.38
	Second Quarter	$2.69	$1.47
	Third Quarter	$1.97	$1.25
	Fourth Quarter	$1.53	$0.59

2001
	First Quarter	$1.69	$0.66
	Second Quarter	$1.50	$1.00
	Third Quarter	$1.07	$0.64
	Fourth Quarter	$0.73	$0.27

2002
	First Quarter (through March 1)	$0.72	$0.44

The Company has not declared or paid dividends on its Common Stock and currently has no plans to do so. As of March 1, 2002, there were approximately 812 holders of record of Common Stock.

Sale of Unregistered Securities

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of recent issues of unregistered securities. Each issue was made under an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6. Selected Financial Data

The following table sets forth selected financial data and other operating data of the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The selected financial data in the table have been derived from the audited financial statements of the Company, which, for the three years ended December 31, 2001, are included elsewhere herein. The data should be read in conjunction with the Financial Statements of the Company and the related Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	2001	2000	1999	1998	1997
Statement of Operations Data:
Total operating revenues	$ 118,718,060	$ 131,776,172	$ 125,080,735	$ 104,268,542	$ 81,384,138
Total operating expenses	149,895,180	156,562,280	130,102,510	102,814,267	106,758,900
Operating income (loss)	(31,177,120)	(24,786,108)	(5,021,775)	1,454,275	(25,374,762)
Total other income (expense)	262,661	(1,245,518)	(126,688)	(2,933,212)	(2,871,241)
Net loss	$ (30,914,459)	$ (26,031,626)	$ (5,148,463)	$ (1,478,937)	$ (28,246,003)
Net loss per share (1)	$ (0.99)	$ (1.46)	$ (0.30)	$ (0.11)	$ (9.27)
Weighted average common shares outstanding (1)	31,189,358	17,883,203	17,085,352	13,153,528	3,046,580

Operating Data: (2)
Revenue passenger miles (RPMs)	1,086,554,974	963,223,088	854,802,727	702,003,589	767,239,664
Available seat miles (ASMs)	1,652,220,458	1,626,245,760	1,295,781,362	1,042,688,790	1,295,760,836
Load factor	65.8%	59.2%	66.0%	67.3%	59.2%
Break-even load factor (3)	83.8%	71.6%	68.8%	68.4%	81.0%
Passenger yield per RPM	$ 0.104	$ 0.129	$ 0.138	$ 0.139	$ 0.100
Total revenue per ASM	$ 0.072	$ 0.081	$ 0.097	$ 0.100	$ 0.063
Operating cost per ASM	$ 0.091	$ 0.096	$ 0.100	$ 0.099	$ 0.082
Block hours flown	38,232	43,009	35,340	28,122	29,859
Average flight length (miles)	749	512	453	466	585
Operating cost per block hour	$ 3,921	$ 3,640	$ 3,681	$ 3,656	$ 3,575
Aircraft in fleet (end of period)	13	13	11	9	9
Cost of Fuel (4)	$ 0.91	$ 1.05	$ 0.67	$ 0.58	$ 0.74

Balance Sheet Data:
Cash and cash equivalents	$ 5,754,493	$ 3,560,029	$ 6,904,903	$ 7,417,048	$ 1,082,712
Working capital deficiency (5)(6)	(44,851,873)	(28,435,938)	(15,893,862)	(7,285,113)	(23,677,859)
Property and equipment, net	7,875,815	12,208,822	10,849,511	8,131,453	5,484,684
Total assets (5)	32,740,349	29,486,412	28,647,491	24,035,252	16,995,185
Long-term debt (6)	--	2,037,136	--	--	1,900,000
Total stockholders' equity (deficit)	(29,034,826)	(12,625,428)	1,677,862	5,783,872	(11,944,434)

(1) Restated to reflect one-for-five reverse stock split on May 20, 1999.
  "Revenue passenger miles" or "RPMs" represents the aggregate amount of miles flown by revenue passengers.

  "Available seat miles" or "ASMs" represents the number of seats available for passengers multiplied by the number of miles those seats are flown.

  "Break-even load factor" represents the percentage of RPMs that must be flown for the airline to break-even after operating and nonoperating expenses assuming non-passenger operations, primarily mail, operate at break-even. Break-even load factor is calculated by taking total expenses (see footnote (3)), minus non-passenger revenue, divided by ASMs, divided by passenger yield per RPM.

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

  Excludes $1,224,611, $768,039, $434,410, $2,629,785, and $1,858,767 of noncash deferred debt issuance cost amortization for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
  Includes into-plane fueling charges.
  In 2001, the Company revised its presentation of supplemental maintenance deposits paid to its aircraft lessors to net them against the corresponding accrued maintenance liabilities that would be funded through the future application of such deposits to required aircraft maintenance. This presentation reflects the provisions of the Company's aircraft leases which allow for such deposits to be retained by lessors at aircraft lease expiration to meet the specified return conditions. Accordingly, 2000, 1999, 1998 and 1997 amounts have been restated to provide a presentation consistent with the basis of presentation used in 2001.

(6) At December 31, 2001, all of the Company's long-term debt was in default due to delinquent payments. Accordingly, all debt amounts have been classified as current liabilities on the balance sheet.

Quarterly Financial Data (unaudited)
		Three Months Ended:
	March 31	June 30	September 30	December 31
2001
Operating revenues	$ 26,511,065	$ 30,166,128	$ 32,755,764	$ 29,285,103
Operating expenses (1)	37,152,454	35,822,258	37,247,843	39,672,625
Operating loss	(10,641,389)	(5,656,130)	(4,492,079)	(10,387,522)
Net loss (2)	(11,489,082)	(10,902,484)	(3,599,029)	(4,923,864)
Net loss per share Basic Diluted	$ (0.56) $ (0.56)	$ (0.53) $ (0.53)	$ (0.09) $ (0.09)	$ (0.11) $ (0.11)

2000
Operating revenues	$ 28,442,428	$ 37,647,729	$ 35,481,442	$ 30,204,573
Operating expenses	35,978,804	40,122,613	39,798,668	40,662,195
Operating loss	(7,536,376)	(2,474,884)	(4,317,226)	(10,457,622)
Net loss	(7,593,185)	(2,697,383)	(4,712,247)	(11,028,811)
Net loss per share Basic Diluted	$ (0.44) $ (0.44)	$ (0.16) $ (0.16)	$ (0.27) $ (0.27)	$ (0.56) $ (0.56)

(1) The quarters ended March 31, June 30, September 30 and December 31, 2001 include approximately $0.9 million, $0.2 million, $0.5 million and $3.2 million, respectively, of aircraft return and lease termination costs. The amount recorded in the quarter ending December 31, 2001 is primarily associated with two aircraft that were taken out of service in the first quarter of 2002, as committed in December 2001, and are being returned to the lessor.

(2) The quarter ended June 30, 2001 includes approximately $4.1 million of interest expense resulting from the accounting treatment of the VAC Transaction described below.

Federal grant assistance income of approximately $2.3 million and $5.0 million for the quarters ended September 30 and December 31, 2001, respectively, was recorded as other income. This federal grant assistance was provided to offset the Company's direct and indirect losses resulting from the September 11 terrorist attacks.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND THAT ARE BASED ON MANAGEMENT'S BELIEFS. WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE," "EXPECT," "INTEND," "ESTIMATE," "ANTICIPATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, RISKS RELATED TO AIR TERRORISM, AVAILABILITY OF WORKING CAPITAL, GENERAL ECONOMIC CONDITIONS, THE COST AND AVAILABILITY OF JET FUEL, AIRLINE ACCIDENTS OR INCIDENTS, UNSCHEDULED MAINTENANCE REQUIREMENTS, UNAVAILABILITY OF JET AIRCRAFT ON FAVORABLE TERMS, CHANGES IN GOVERNMENT REGULATION OF AIRLINES OR AIRCRAFT AND AGGRESSIVE COMPETITION BY OTHER AIRLINES. FOR ADDITIONAL DISCUSSION OF SUCH RISKS, SEE "ITEM 1. BUSINESS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS".

As a result of the tragic events of September 11, 2001, the Company has, to date, lost general access to the unsecured private capital markets as have a number of airlines. The Company requires additional debt or equity financing to fund ongoing operations in 2002. The Company is seeking to raise additional capital and is applying for federal loan guarantees authorized by the Air Transportation Safety and System Stabilization Act of 2001 ("ATSSSA"); however, there can be no assurance that such capital can be obtained. The inability to secure additional funding could have a material adverse effect on the Company, including the likelihood that the Company could have to cease operations.

The Company filed its original application for a federal loan guarantee with the Air Transportation Stabilization Board ("ATSB") on December 6, 2001 and has filed several revisions in response to comments from the ATSB. The ATSB has questioned the Company's eligibility for a loan, in part on account of the Company's relatively small scope of operations. The Company is aggressively countering such concerns by providing the ATSB with data demonstrating the importance to a competitive national transportation system of low fare airlines like Vanguard, as well as Vanguard's projected ability to repay the loan based on its current business plan. Although there can be no promises as to future results, management believes the Company has a viable business plan that can lead to sustained profitability, as demonstrated by the Company's recent results as compared to general industry results.

The Company is also seeking to restructure its existing vendor payables, aircraft lease obligations, and equity interests, including in connection with the receipt of new financing either with, or without, the federal loan guarantees. The Company intends to reduce its existing payables by an amount that has not been finally determined and to restructure its aircraft lease obligations to reflect fair market lease values. The Company's Board of Directors has approved a one-for-five reverse stock split which would reduce the number of shares of Vanguard common stock outstanding or reserved for issuance, thereby creating a larger pool of unissued and unreserved shares available for issuance to a new investor in connection with the contemplated financings. The issuance of common stock or common stock purchase rights in connection with such restructuring or financings may substantially dilute the interests of existing stockholders. There can be no assurance that such restructuring can be accomplished.

Development of Vanguard's Business

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

In 2000, following an unsuccessful effort to build a viable hub at Chicago's Midway Airport, management undertook a comprehensive review of the Company's strategic alternatives. As a result of this review, the Company determined to refocus its route strategy on operating medium-to-long haul routes that connect through a hub in Kansas City. Management believes the Company can profitably operate a hub at Kansas City for several reasons, the most significant of which are (i) the Company's cost structure is less than the cost structure of most airlines providing medium-to-long-haul service, (ii) Kansas City is a strong business market that is not dominated by a single airline, and (iii) the Company's load factors and route-specific yields have improved significantly over the course of 2001 (after taking into account the impact of September 11), validating the business strategy. There can, however, be no assurance of the Company's future success.

Among other route changes, during 2000 and early 2001, the Company discontinued most of its short-haul flying from Chicago Midway and transitioned to a Kansas City hub operation serving medium to long-haul markets, including Los Angeles, New York, San Francisco and Las Vegas. Also in 2001, the Company also began offering a higher level of customer service, including the addition to its fleet of newer MD-80 aircraft offering a SkyBox ™ business class cabin, and adoption of the Sabre ™ global distribution system offering full travel agency access to Vanguard flights.

During 2001, the Company introduced MD-80 aircraft into its fleet, which increased costs for crew training and provisioning of related equipment. As of March 1, 2002, the Company leases eight Boeing 737-200 jet aircraft and seven MD-80 jet aircraft. Two of the Company's 737-200 aircraft were not being used in operations but were being prepared for return to their lessors under negotiated early lease termination agreements. Two additional 737-200 aircraft are being returned to their respective lessor in March at the lessor's request following failure to resolve, in a manner satisfactory to the Company and such lessor, rent deferral terms. The Company is committed to lease three additional used MD-80 series jet aircraft with deliveries in 2002. The Company intends to lease additional MD-80 series jet aircraft and retire its remaining 737-200 aircraft.

The lease costs on the MD-80 series aircraft are higher than the lease costs on the Company's 737-200 aircraft, but, following September 11, the lease rates on used aircraft have declined significantly (30% or more) compared to prior levels. The MD-80 series aircraft are generally newer aircraft and are expected to have greater reliability and lower annual maintenance expense. In addition, in the Company's configuration, most of the MD-80 series aircraft seat 10% more passengers and include a business class cabin. The Company continues to analyze its fleet requirements in the context of available aircraft lease terms and broader market conditions and may determine to add an additional aircraft type and/or hasten the elimination of its 737-200 aircraft. Management believes that the Company's aircraft fleet plan should be implemented considering all relevant factors, including the ancillary support available from aircraft lessors in the form of spare parts provisioning, maintenance service, or general financial assistance. Management intends to seek to renegotiate the terms of its aircraft leases as part of the restructuring discussed below.

Prior to September 11, 2001, the Company had begun several initiatives designed to increase its average fare levels, including modest fare increases, tighter control over inventory levels at discounted fares, and improved marketing to business travelers, including to travel agencies. The Company contracted with Sabre Holdings Corporation to provide the Company's computerized reservation and check-in system for a period of five years, and transitioned its reservation system to Sabre™ in April 2001. The Company incurred significant one-time costs in implementing this transition (including for retraining of all reservations and customer service agents), which costs were exacerbated by vendor difficulties arising during the conversion process which resulted in temporary passenger inconvenience and lost sales. By the end of the third quarter of 2001, the Company's reservations operations had returned to normal levels and substantially all the Company's reservations and customer service personnel had been trained on Sabre™.

In addition to these one-time transition costs, the transition to the Sabre system and the accompanying changes in other systems have resulted in a material increase in ongoing reservations and booking expense. Management believes this ongoing expense increase has been more than offset by an increase in sales due, in part, to the Sabre™ system providing the Company's flights improved display on travel agency reservation systems. In the fourth quarter of 2001, approximately 59% of the Company's ticket sales were made through GDS (global distribution systems), as compared to 31% in the fourth quarter of 2000. Since 1999, the Company has also sold tickets on a proprietary website, www.flyvanguard.com. For the last six months of 2001, approximately 30% of the Company's ticket sales were made through www.flyvanguard.com.

The Company continues its efforts to increase yields through more aggressive marketing to travel agencies and corporate accounts, and through improved yield management techniques. In early 2002, the Company is implementing a highly-automated revenue management system intended to maximize the Company's revenues through close monitoring of booking levels to reduce unnecessary deep-discounting of Company fares. In addition, the Company seeks to improve 2002 yields through the offering of more SkyBox ™ business class seats, through selection of new routes which generate higher yields, and through maturation of the Sabre™ reservation system which expands the Company's sales and distribution reach.

As of November 1, 2001, the Company renewed its comprehensive airline general liability policy under similar terms and conditions as existed previously but at substantially increased premiums. Without taking into consideration potential government reimbursement of insurance cost increases, and assuming no changes in the Company's war risk policy (which, as is customary in the industry, is cancelable on short notice) and that certain war risk liability coverage currently provided by the government continues to be available at current rates, the Company's insurance costs will increase approximately 170%, or approximately $4.4 million, in 2001-2002 as compared to 2000-2001.

During 2001, the Company raised capital by selling equity to its principal shareholders and to Vanguard Acquisition Company ("VAC"), an affiliate of Pegasus Aviation. The sale of equity to VAC is referred to herein as the "VAC Transaction". On December 10, 2001, the Company's Common Stock was delisted from the NASDAQ SmallCap market and began trading on the OTC Bulletin Board.

September 11 and Its Aftermath

On September 11, 2001, international terrorists hijacked four aircraft (operated by American Airlines and United Airlines) and crashed them into New York City's twin World Trade Center towers and the Pentagon in Washington D.C., resulting in the loss of approximately 3,000 lives. This act of war resulted in the closure of the U.S. air traffic system for over two days and significantly reduced demand for air travel. Published reports suggest domestic airline losses resulting from these attacks may exceed $10 billion.

In response to the terrorist attacks, the U.S. Congress approved $15 billion in aid to stabilize the airline industry, including (i) up to $5 billion in direct grants to passenger and cargo airlines to cover losses through the end of December 2001 directly and indirectly resulting from the attacks, (ii) up to $10 billion in loan guarantees to facilitate the airline industry's access to the capital markets, (iii) war risk insurance for up to 180 days and (iv) reimbursements to airlines for certain war risk insurance premium increases.

The $5 billion of direct grants has been allocated among U. S. airlines based on their relative size, as measured by available seat miles or cargo ton miles flown during August 2001. The allocation to Vanguard Airlines based on its ASM's was approximately $7.3 million, which has been received and has been recognized as other income in the 2001 financial statements.

In response to the decreased demand for air transportation after the terrorist attacks, the Company temporarily reduced its scheduled level of flying by approximately 15% and furloughed approximately 150 employees. As of March 1, 2002, the Company has recalled all furloughed employees and has recommenced growth in its airline operations, operating approximately the same number of flights per day as it did in early September 2001.

Results of Operations

Chart of Operating Expenses

The following table sets forth the Company's major expense categories as a percentage of the Company's total operating expenses and as expressed on a unit basis as cost per available seat mile:
			Year Ended December 31
	2001		2000		1999
	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM

Operating expenses:
Flying operations	21.2%	1.92	18.9%	1.82	18.3%	1.84
Aircraft fuel	20.2	1.83	24.3	2.34	15.7	1.57
Maintenance	14.7	1.33	19.2	1.85	22.4	2.25
Passenger service	6.8	0.62	5.4	0.52	5.8	0.58
Aircraft and traffic servicing	15.8	1.43	15.0	1.44	16.0	1.61
Promotion and sales	12.0	1.09	12.1	1.16	15.4	1.55
General and administrative	4.1	0.37	2.8	0.27	3.3	0.33
Depreciation and amortization	2.0	0.19	2.3	0.22	3.1	0.31
Aircraft return and lease termination costs	3.2	0.29	-	-	-	-
Total operating expenses	100%	9.07	100%	9.62	100%	10.04

Financial Results - 2001 Compared to 2000

Any comparison of year-to-year results must take into consideration the substantial recent changes in the Company's route structure and business strategy. Revenues derived from new routes generally build over a period of time. During 2001, the Company introduced service from Kansas City to Austin, Las Vegas, San Francisco, Fort Lauderdale and Colorado Springs. Also, certain costs have increased as a result of transition expense and the perceived need to commence new markets with low frequency service. Revenues and expenses were also impacted in 2001 as a result of the Company's transition to Sabre™ as its host reservations system, and the Company's introduction of MD-80 aircraft into its flee. Transition expenses related to both the switch to Sabre™ and the introduction of MD-80 series aircraft include training expense and the cost of acquisition of equipment.

Any comparison of year-to-year results must also take into consideration the industry-wide impact of the September 11, 2001 terrorist attacks.

For the twelve months ended December 31, 2001 ("YE 2001"), the Company realized a net loss of $30.9 million as compared with a net loss of $26.0 million for the twelve months ended December 31, 2000 ("YE 2000"). Operating revenues decreased 10%, or $13.1 million, for YE 2001 compared with YE 2000, while operating expenses decreased 4%, or $6.7 million. $4.1 million of the Company's net loss in YE 2001 is attributable to the accounting treatment of the VAC Transaction which resulted in a non-cash charge to earnings in the second quarter (as discussed in footnote 4 to the accompanying financial statements) and $4.8 million of the loss is attributable to costs associated with aircraft return. $3.0 million of the Company's net loss in YE 2001 is attributable to the Company's decision in December 2001 to terminate the leases on two 737-200 aircraft which will be returned to lessors in 2002. The Company is seeking to negotiate a reduction in such liability. Results for 2001include the positive impact of $7.3 million of federal grant assistance, recorded as non-operating other income although the grant assistance was intended primarily to offset operating revenues lost as a result of September 11.

The Company's results for YE 2001 reflect a significant increase (46%) in the Company's average length of haul (the average length of a passenger's flight) resulting from the reconfiguration of its route system to longer-haul flying from a Kansas City hub. The Company's scope of operations (as measured by ASMs) increased 2% between the periods despite a 31% decrease in flight departures, attributable to the transition to longer-haul flying. The Company's revenue passenger miles (RPMs) increased 13%, resulting in an increase in load factor of 11%, to an average of 65.8% for YE 2001 compared to a 59.2% load factor for YE 2000.

Operating expense per ASM declined 6% from YE 2000 to YE 2001. These unit cost improvements were more than offset by a 19% decline in yield for the period, mainly attributable to the longer haul flying and to an increase in discount fares resulting, in part, from the Company's entering new markets, widespread fare discounting in the industry, and general decreases in passenger demand resulting, management believes, from general passenger concerns over a soft economy and the impact of the September 11, 2001 terrorist attacks.

Operating Revenues - 2001 Compared to 2000

Total operating revenues decreased 10% to $118.7 million for YE 2001 from $131.8 million for YE 2000. An 11% increase in the Company's load factor for YE 2001 was more than offset by a 19% decline in yield for YE 2001.

Fare levels (and yields) were impacted during YE 2001 as a result of the Company's efforts to stimulate traffic in the first half of the year. The Company's traffic levels had declined significantly in January 2001, in part as a result, management believes, of general uncertainty over the domestic economy, as well as passengers booking away from the Company due to a decline in the Company's operational performance in December 2000. The Company instituted a fare sale in the first quarter of 2001 to stimulate sales. The conversion to Sabre in the second quarter disrupted the Company's reservations activity, resulting in lost sales. The Company's many yield improvement initiatives, including the institution of SkyBox™ business class service in 3Q 2001, were effective despite widespread industry fare discounting.

A majority of the Company's fares are non-refundable. When forfeited, these fares are recognized in passenger revenue. In conjunction with its conversion to Sabre™ reservations system in April 2001, the Company revised its fare rules applicable to certain passengers who do not complete their scheduled itinerary. As a result of this change, the Company generally no longer allows unused non-refundable fares to be applied as a credit against future travel if the change is not requested before the reserved flight date. In the month in which the "no show" occurs, the Company recognizes revenue for an estimate of unused non-refundable tickets that will never be presented for exchange. Revenues from expiration of nonrefundable tickets totaled $8.7 million, or 8% of passenger revenue, in YE 2001 compared with $9.4 million, 8% of passenger revenue, for YE 2000.

Other revenues consist of ticket change service fees, charter revenue, liquor sales, and mail and cargo revenues. Service fees declined to $2.8 million in YE 2001 from $4.8 million for YE 2000, largely due to the Company's change in fare rules to restrict rebooking of nonrefundable fares.

Operating Expenses - 2001 Compared to 2000

Unit costs on a cents-per-ASM basis decreased 6% for YE 2001 compared with YE 2000. Unit cost decreases in fuel, maintenance, and promotion and sales expense were partially offset by increases in flying operations, passenger service, general and administrative and aircraft return and lease termination costs. The cost increases were driven primarily by the changes in the Company's route system to low-frequency service in higher cost markets such as New York-LaGuardia and Los Angeles and costs related to the introduction of the MD-80 aircraft and the transition to Sabre.

Flying operations expense increased 7%, or $2.1 million, in YE 2001 compared with YE 2000. During YE 2001, aircraft rent increased $0.9 million with the replacement of Boeing 737-200 aircraft by MD-80 aircraft, which have higher lease costs, although the average fleet size decreased 12% for the same period. Increased costs for crew training for the new MD-80 aircraft type were partially offset by a reduction in pilot salaries due to the decrease in block hours. On a cents-per-ASM basis, flying operations expense increased 5% from 2000.

Fuel costs decreased 20%, or $7.8 million, in YE 2001 compared with YE 2000. Fuel usage decreased 8% to approximately 33 million gallons for YE 2001, commensurate with an 11% decrease in block hours flown, while average cost per gallon decreased 13% to $0.91 for YE 2001.

Maintenance expenses include all maintenance-related labor, parts, supplies and other expenses related to the upkeep of aircraft. The Company accrues expense for engine overhauls and heavy airframe maintenance based on aircraft usage and expenses other minor and unscheduled maintenance as incurred. Maintenance expenses decreased 27%, or $8.1 million, for YE 2001 compared with YE 2000. Maintenance expenses decreased principally due to an 11% reduction in the block hours flown in YE 2001 compared to YE 2000 and greater efficiencies and cost control built into the Company's maintenance activities. Additionally, in YE 2001 the Company determined that certain scheduled major maintenance events on a portion of the Company's Boeing 737-200 aircraft would not have to be performed during the term of the related lease as originally assumed which resulted in a $2.7 million reduction in maintenance expense in YE 2001. Maintenance expenses decreased on a cents per ASM basis to 1.37 cents for YE 2001 from 1.85 cents for YE 2000.

Passenger services expenses increased 22%, or $1.9 million, in YE 2001 compared with YE 2000. In 2001, the Company significantly increased its efforts to accommodate passengers impacted by a schedule irregularity, including adoption of more liberal policies to reaccommodate passengers on other airlines. These costs totaled $0.6 million more in YE 2001 compared with YE 2000. In 2001, the Company entered into interline agreements with several other airlines, in part to reduce such reaccommodation costs. During 2Q 2001, the Company also began issuing vouchers redeemable for a specific dollar value toward the purchase of a future ticket on Vanguard in situations where a passenger could be accommodated on another Vanguard flight but was still inconvenienced by a number of hours due to a schedule irregularity. These vouchers aggregated $1.2 million in YE 2001. The value of the vouchers is recorded as air traffic liability when issued and will be included in revenue when the vouchers are redeemed. Passenger services costs increased on a cents per ASM basis to 0.62 cents for YE 2001 from 0.52 cents for YE 2000.

Promotion and sales expenses decreased 4.9%, or $0.9 million, in YE 2001 compared with YE 2000. Advertising fees decreased $4.2 million during YE 2001, primarily due to a reduction in direct advertising. This decrease was partially offset by a $2.0 million increase in fees for booking reservations through travel agent global distribution systems and Sabre™ reservation system fees in YE 2001 as compared to YE 2000, as expected with the Company's switch to the Sabre™ reservation system. During 2Q 2001, the Company'consumer affairs department began issuing vouchers redeemable for a specific dollar value toward the purchase of a future ticket on Vanguard in situations where warranted to resolve a customer complaint. These vouchers accounted for a total of $0.4 million in YE 2001. Promotion and sales expenses decreased on a cents per ASM basis to 1.09 cents for YE 2001 from 1.16 cents for YE 2000.

General and administrative expenses increased 41%, or $1.8 million, in the YE 2001 compared with YE 2000, due in part to increased management staffing, and outsourcing of revenue accounting associated with the transition to Sabre in 2Q 2001.

Aircraft return and lease termination costs consist of costs principally associated with the return of eight Boeing 737-200 aircraft completed or committed to during 2001. During YE 2001, the Company returned six aircraft at or prior to the end of the respective leases. As a result, the Company incurred several charges including the write-off of aircraft leasehold costs associated with these aircraft of approximately $1.0 million, loss of certain aircraft deposits and other related assets of approximately $0.5 million, and maintenance expense related to the return of the aircraft of approximately $0.7 million. On December 27, 2001, the Company committed to terminate lease agreements relating to two aircraft which were taken out of service on January 8, 2002 and February 15, 2002, respectively, pursuant to negotiated early return provisions. As a result, the Company expects to incur approximately $0.8 million in lease termination fees, approximately $0.8 million loss from the forfeiture of security deposits held by the lessors, approximately $0.9 million in rental fees for the periods the aircraft will be out of service prior to their return dates and approximately $0.2 million of maintenance and other costs related to that the return of the aircraft. The Company is seeking to negotiate a reduction in this liability.

Other Income (Expense) -2001 Compared to 2000

Other income (expense), net, consists primarily of interest expense, net of interest income, and amortization of warrants and fees issued for certain financing transactions and, in 2001, federal grant assistance. Other (income) expense for YE 2001 included (i) $5.3 million of interest expense, net of interest income, which includes $4.1 million of expense resulting from the accounting treatment of the VAC Transaction in 2001 ($0.1 million of net interest income in YE 2000), (ii) $1.2 million of expense for the amortization of the estimated fair value of warrants issued in connection with financing activities ($0.8 million in YE 2000), (iii) $0.4 million of expense resulting from the amortization of fees associated with the acquisition of leased aircraft ($0.1 million in YE 2000) and (iv) $7.3 million of income resulting from the receipt of federal grant assistance in 2001 provided to offset the Company's direct and indirect losses resulting from the September 11 terrorist attacks.

The Company owns aircraft spare parts and other equipment but does not own aircraft or aircraft engines. The Company has not written down any assets as a result of the September 11, 2001 terrorist attacks.

Operating Revenues - 2000 Compared to 1999

Total operating revenues increased 5% to $131.8 million for YE 2000 from $125.1 million for the fiscal year ended December 31,1999 ("YE 1999"), while the Company's scope of operations, as measured by ASMs, increased 26%. The Company increased its average fares 6%, while the average stage length (length of flight) increased 13%, resulting in a 6% decline in passenger yield. The Company's departures increased 10%, but its number of passengers remained flat, resulting in a 6.8 percentage point drop in passenger load factor.

The Company's revenue passenger miles (RPMs) increased 13% to 963 million for YE 2000 from 855 million for YE 1999, primarily as a result of the increase in average stage length following the reconfiguration of the Company's route structure to a Kansas City hub offering medium-to-long haul connecting service.

Due to increased fuel costs, the Company initiated a fuel surcharge for certain routes beginning in April 2000 and continuing for the remainder of the year. These charges were recognized as passenger revenue as travel was flown. The fuel surcharge was eliminated in January 2001.

Non-refundable fares that are forfeited as well as estimated forfeitures of future travel credits totaled $9.4 million in YE 2000 and $12.4 million for YE 1999. Other revenues consist of ticket change service fees, charter revenue, liquor sales, and mail cargo revenues. Service fees were $4.8 million in YE 2000 and $5.1 million in YE 1999.

Operating Expenses - 2000 Compared to 1999

Flying operations expenses increased 25% in YE 2000, in proportion to the increased scope of operations as measured by ASMs. Flying operations expense decreased on a cents per ASM basis to 1.82 cents for YE 2000 from 1.84 cents for YE 1999.

Aircraft fuel expense increased 86% in YE 2000 from YE 1999. The average price per gallon of fuel (including taxes and into-plane costs) increased 58% to $1.05 per gallon in YE 2000 from $0.67 per gallon in YE 1999. This increase in the cost of fuel accounted for approximately $13.7 million of the increase in total operating expenses in YE 2000 over YE 1999. Consumption of gallons of fuel increased 18% in YE 2000 from YE 1999, as the increase in scope of operations was partly offset by the greater efficiency from operating a longer average stage length.

Maintenance expenses increased 3% in YE 2000 from YE 1999, considerably less than the 25% increase in operations. Maintenance expense decreased on a cents per ASM basis to 1.85 cents for YE 2000 from 2.25 cents for YE 1999 because of significant unscheduled maintenance events in YE 1999 which did not recur in YE 2000.

Aircraft and traffic servicing expense increased 13% in YE 2000 from YE 1999. On a cents per ASM basis, aircraft and traffic servicing expenses decreased to 1.44 cents for YE 2000 from 1.61 cents for YE 1999 due in part to the longer average length of haul. Measured on a unit cost per departure, aircraft servicing and traffic expense increased slightly, as the number of departures increased only 10% over the same period. Higher costs per departure for airports served in YE 2000 were partly offset by approximately $1.0 million savings in landing fees at Chicago-Midway as a result of the Company's obtaining signatory status and a partial rebate of prior fees charged.

Promotion and sales expenses decreased 6% in YE 2000 from YE 1999. A reduction in travel agency commission rates to 5% from 8% in October 1999 reduced agency commissions approximately $1.2 million in YE 2000 over the prior year. The Company's implementation of internet booking capability in October 1999 resulted in an estimated $0.5 million decrease in reservation expense in YE 2000 as compared to the prior year. On a cents per ASM basis, promotion and sales expense decreased to 1.16 cents for YE 2000 from 1.55 cents for YE 1999.

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

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company's financial statements: passenger revenue recognition, accounting for major maintenance expense and estimates of potential asset value impairment.

Passenger Revenue Recognition

Passenger ticket sales are initially recorded as unearned revenue, included on the balance sheets as air traffic liability. Revenue is generally recognized at the time transportation is provided. A majority of the Company's sold tickets are non-refundable and the Company's fare rules generally do not allow unused non-refundable fares to be applied as a credit against future travel if the change is not requested before the reserved flight date. When forfeited, the fare value of unused tickets is recognized in passenger revenue. The Company recognizes revenue for an estimate of unused tickets that will never be presented for exchange each month. These estimates are reviewed periodically and adjusted as necessary based on actual presentments.

Accounting for Major Maintenance Expense

The Company accounts for major aircraft and engine maintenance costs using a combination of accrual and direct expense methods. The Company expenses periodic maintenance payments made to its aircraft lessors ("Maintenance Reserves") based on the rate per flight hour or cycle specified in the leases. These Maintenance Reserves are available to the Company to pay for the major maintenance events defined in the aircraft leases as they are incurred and will be retained by the lessors at return of the aircraft. The Company accrues the estimated cost of the next major aircraft maintenance event, for which no Maintenance Reserves are available, based on aircraft utilization and the anticipated cost of such event. No provision is made for unscheduled maintenance and such costs are expensed as incurred.

Estimates of Potential Asset Value Impairment

The Company periodically reviews the recorded values of its assets that may be subject to impairments in value and records adjustments to the recorded values of such assets or establishes appropriate reserves to reflect such impairment. Specific asset categories are treated as follows:

    Accounts Receivable: The Company records an allowance for doubtful accounts based on management's expectation of collectibility of current and past due accounts receivable.
    Inventories: The Company records the value of its inventories at the lower of original cost or market. Management reviews market conditions to determine if and when impairments to inventory values have occurred and an adjustment to a lower market value is warranted.
    Property and Equipment, including Aircraft Rotable Parts: The Company depreciates its property and equipment over various useful lives ranging from five to ten years. Similar to inventories, adjustments are made as warranted when management's review of market conditions and values suggest that the current value of an asset is less than its net book value.

Liquidity and Capital Resources

As a result of the tragic events of September 11, 2001, the Company has, to date, lost access to the unsecured private capital markets. The Company requires additional debt or equity financing to fund ongoing operations in 2002. The Company is seeking to raise additional capital and is applying for federal loan guarantees authorized by the Air Transportation Safety and System Stabilization Act of 2001 ("ATSSSA"); however, there can be no assurance that such capital can be obtained. The inability to secure additional funding could have a material adverse effect on the Company, including the likelihood that the Company could have to cease operations. The Company has aggressively addressed the ATSB's concerns.

The Company filed its original application for a federal loan guarantee with the Air Transportation Stabilization Board ("ATSB") on December 6, 2001 and has filed several revisions in response to comments from the ATSB. The ATSB has questioned the Company's eligibility for a loan, in part on account of the Company's relatively small scope of operations. The Company is aggressively countering such concerns by providing the ATSB with data demonstrating the importance to a competitive national transportation system of low fare airlines like Vanguard, as well as Vanguard's projected ability to repay the loan based on its current business plan. Although there can be no promises as to future results, management believes the Company has a viable business plan that can lead to sustained profitability, as demonstrated by the Company's recent results as compared to general industry results.

The Company is also seeking to restructure its existing vendor payables, aircraft lease obligations, and equity interests, including in connection with the receipt of new financing either with, or without, the federal loan guarantees. The Company intends to reduce its existing payables by an amount that has not been finally determined and to restructure its aircraft lease obligations to reflect fair market lease values. The Company's Board of Directors has approved a one-for-five reverse stock split which would reduce the number of shares of Vanguard common stock outstanding or reserved for issuance, thereby creating a larger pool of unissued and unreserved shares available for issuance to new investors in connection with the contemplated financings. The issuance of common stock or common stock purchase rights in connection with such restructuring or financings may substantially dilute the interests of existing stockholders. There can be no assurance that such restructuring can be accomplished.

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

As a result of the Company's operating losses and limited financial resources, the Company's independent auditors have expressed a "going concern" qualification on the Company's financial statements for the year ended December 31, 2001. The Company had a working capital deficiency and stockholders' deficit at December 31, 2001 of approximately $45 million and $29 million, respectively.

The Company funded its net loss in 2001 from a variety of sources. The primary source was an increase in accounts payable and accrued expenses, net of non-cash items, of $17.1 million resulting in general from the deferral of payments, principally to aircraft lessors, in some cases causing contractual defaults. The second largest source was the issuance of equity (preferred and common stock) for gross proceeds of approximately $7.75 million. The third largest source was a $6.0 million increase in air traffic liability resulting from an increase in advance ticket sales. The net loss also includes $10.5 million of noncash items, including $4.3 million of depreciation and amortization, $4.1 attributable to accounting charges related to the VAC Transaction, and $2.2 million of accruals related to the early termination of aircraft leases.

In addition to funding operations, the Company's cash requirements during 2001 included a $3.1 million increase in deposits and prepaid expenses and $2.3 million of capital expenditures.

As of December 31, 2001, the Company's cash balances included $3.6 million attributable to the deferral of payments of federal excise taxes as permitted by the government in response to the events of September 11, 2001. The Company's holding of such taxes also resulted in an equal increase to the Company's air traffic liability account as of December 31, 2001. Such taxes were paid on January 15, 2002.

Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from public and private sales of equity and debt securities. Prior to 2001, such financings have been made possible by two principal stockholders, The Hambrecht 1980 Revocable Trust and the J. F. Shea Company (together, the "H/S Investors"). In 2001, such financings were made possible primarily by Vanguard Acquisition Company ("VAC"), an affiliate of Pegasus Aviation. VAC currently holds approximately 37% of the Company's issued and outstanding voting securities.

In the first and second quarters of 2001, the Company negotiated lease deferral agreements with certain of its aircraft lessors. As of December 31, 2001, the Company had issued approximately $7.0 million of long-term debt to satisfy amounts payable to these lessors, net of $0.7 million of accounts receivable from certain of these lessors for reimbursement of certain maintenance expenses. Additionally, the Company had issued a note for approximately $1.0 million to a lessor to satisfy its maintenance obligation at the time of return of the aircraft. Repayment of these loans, including accrued interest at 10%, generally was scheduled to commence in July 2001 with maturities varying through December 2002. To date, the Company has not made any payments required under these loans and has, therefore, classified them as current liabilities in the financial statements at December 31, 2001.

The Company has also not made certain payments required under certain aircraft leases after application of the negotiated deferral agreements. All required lease payments (and interest at contractual rates) due under the Company's lease agreements (without acceleration) with respect to periods through December 31, 2001, have been accrued in the statements of operations and all such amounts which had not been paid as of December 31, 2001, are reflected as accounts payable in the balance sheets. The Company has received notices of default from certain of its aircraft lessors. The Company is seeking revised repayment terms (including forgiveness of certain accrued payables and reductions in future rental obligations) from all its aircraft lessors in connection with the Company's efforts to obtain new financing.

The Company has also not made certain payments required under its leases with various airport authorities and required under certain other contractual agreements. All required payments due under these lease and contractual agreements (without acceleration) with respect to periods through December 31, 2001 have been accrued in the statements of operations and all such amounts which had not been paid as of December 31, 2001, are reflected as accounts payable in the balance sheets. The Company intends to seek revised repayment terms for these obligations in connection with the Company's efforts to obtain new financing.

The Company continues to review its alternatives to purchase or lease additional aircraft under suitable terms. In connection with closing the VAC Transaction, the Company entered an agreement providing Pegasus Aviation status as a preferred supplier of aircraft leased or purchased by the Company, including certain rights of first refusal in the event the Company seeks to lease additional aircraft. The Company has agreed to lease eight MD-80 aircraft from Pegasus Aviation, five of which have been delivered to the Company. The Company is required to provide lease deposits aggregating $2.3 million with respect to these aircraft, of which $0.6 million was deposited in the first quarter of 2001.

Nearly all of the Company's ticket sales are charged to credit cards. The bank which processes the Company's credit card receipts requires the Company to provide collateral to secure payments made with respect to tickets sold but not yet flown. The Company currently has a total of $10 million in available security instruments that may be used to collateralize its exposure with the bank. To the extent that the credit card exposure (as defined) exceeds $10 million, the bank withholds cash generated by new ticket sales in a restricted account to provide collateral for the amount of the exposure above $10 million. The $10 million security instruments consist of a $4 million letter of credit (the "LOC") provided by two of the Company's principal stockholders and a $6 million surety bond (the "Surety Bond") provided by North American Specialty Insurance Company. The bank has advised the Company that it will cease processing the Company's credit card receivables on March 31, 2002, as a result of the bank ceasing this line of business in general. The Company has obtained a non-binding agreement in principle from a new bank to assume such functions; however, the new bank has been unwilling to accept a surety bond as collateral. Accordingly, the Company must obtain replacement collateral satisfactory to the new processor or the new processor will withhold funds when its exposure exceeds $4 million. The Company also must obtain the approval of the old bank and the stockholders providing the letters of credit that such letters of credit may also be used to secure the new bank. There can be no assurance that timely arrangements can be completed that allow the Company continued access to cash from credit card sales. If such arrangements are not obtained, the Company could be required to cease operations.

In July 2001, the Company was notified by Airlines Reporting Corporation (ARC) that its Letter of Credit securing cash transactions was under-funded according to ARC's cash reserve requirements. In addition, the Company was notified during 2001 by two of its credit card processors (not secured by the surety bond referred to above) that its collateral balances were under-funded. As of March 1, 2002, the Company posted an aggregate of $1.1 million additional cash collateral to fund these reserves.

On April 12, 2001, the Company entered into an Aircraft Spare Parts Support Agreement with an aircraft components supply company (the "Supplier") under which the Supplier would allow the Company to have access to up to $2.0 million of spare parts inventory for the Company's MD-80 aircraft. The Company pays a monthly fee for this access and is responsible for replacement of any parts used. As of December 31, 2001, the Company has received approximately $1.8 million of parts under this agreement.

The Company expects to expend approximately $10.0 million on various capital expenditures in 2002, which are primarily related to increased aircraft parts inventory levels, additional airport ground equipment and improvements to its computer systems.

Issuances of Equity

Unless otherwise described, the net proceeds from the following transactions were added to the Company's working capital and used to fund the Company's operating cash requirements.

On February 14, 2001, the H/S Investors agreed to renew for a two-year period the letters of credit securing a portion of the funds held by the Company's credit card processor. In consideration for the establishment of the letters of credit, the Company issued to the H/S Investors warrants to purchase up to an aggregate of 4,000,000 shares of common stock at an exercise price of $1.17. All warrants have since vested and, in connection with the VAC Transaction discussed below, the exercise price of the warrants was adjusted to $0.50 per share. Under the terms of this agreement, the Company was required to reduce the amount of these letters of credit by specified amounts on a quarterly basis beginning June 30, 2001. The Company has not made these required reductions.

On March 9, 2001, the Company issued 162,500 shares of a new issue of Series C Convertible Preferred Stock to VAC in exchange for a capital investment of $3.25 million. The Series C Convertible Preferred Stock has a liquidation preference of $20 per share, subject to annual accretion over three years, and is convertible into common stock at a price of $1.25 per share of common stock. On April 9, 2001, the Company issued an additional 25,000 shares of Series C Preferred Stock to VAC in exchange for a further capital investment of $0.5 million. [The Series C Preferred Stock is redeemable at the option of the Company in an amount equal to the conversion terms.]

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

In May 2001, VAC (who committed to provide the majority of the new investment) provided bridge loans totaling $3.5 million to the Company in the form of a demand note bearing interest at an annual rate of 9%. Other investors provided an additional $1.0 million in demand notes on June 21, 2001 with interest at an annual rate of 9%. On July 12, 2001, these demand notes were applied to the purchase of common stock (the "VAC Transaction") at which time the $4.5 million of demand notes, plus $5,249 of accrued interest, were exchanged for 22,526,249 shares of common stock. At closing, the holders of the Company's outstanding shares of Series B Preferred Stock and Series C Preferred Stock waived certain anti-dilution rights and modified the antidilution provisions of the Repriced Warrants with the result that the exercise price of warrants to purchase approximately 13.6 million shares of common stock, held by two of the Company's principal investors, was adjusted to $0.50 per share. Absent the agreement of these holders to such modification, the exercise price of the Repriced Warrants would have adjusted to $.20 pursuant to the terms of the antidilution provisions contained in such warrants. An additional 2,500,000 shares of common stock, reserved for issuance to certain financial advisors to the Company in exchange for the cancellation of $0.5 million of fees owed to them, were not issued pending possible restructuring of such portion of the investment. In March 2002, the Company agreed to issue to such advisor warrants to purchase 3,500,000 shares of common stock at a price per share of $0.24782 in lieu of the issuance of such shares of common stock and other warrants to which the financial advisor was contractually entitled.

Seabury Capital and its affiliates ("Seabury") have acted as financial advisor to the Company in connection with its recent sales of equity, and continues to act as financial advisor to the Company in connection with its efforts to obtain additional capital. For its services performed to date, Seabury is entitled to warrants to purchase 4,550,000 shares of the Company's common stock at a price per share ranging from $0.20 to $1.17 ( an average exercise price of $0.35).

Contractual Obligations and Commercial Commitments

Contractual Obligations

The following chart sets forth the Company's minimum contractual obligations as of December 31, 2001. As discussed elsewhere herein, the Company is seeking to restructure many of its obligations. The following chart does not take into account any reductions that the Company is seeking to negotiate.
	Payments Due by Period
	Total	Less than 1 year	1-3 years	4 - 5 years	After 5 years
Operating Leases	$75,657,945	$22,422,891	$33,502,812	$16,831,548	$2,900,694
Long Term Debt (1)	8,349,055	8,349,055	--	--	--
Capital Lease Obligations	474,127	302,710	138,882	32,535	--
Total Contractual Cash Obligations	$84,481,127	$31,074,656	$33,641,694	$16,864,083	$2,900,694

(1) At December 31, 2001, all of the Company's long-term debt was in default due to delinquent payments. Accordingly, all debt amounts have been classified as current liabilities on the balance sheet.

The table above does not include (i) contractual obligations that the Company has entered into to support its operations under which the charges fluctuate based on the Company's level of operations, or (ii) employee salaries or similar payments.

Commercial Commitments

At December 31, 2001, the Company has committed to lease a total of eight Boeing MD-80 series aircraft from Pegasus Aviation, who may be deemed a related party, and has options to lease two additional aircraft. During 2001, the Company accepted delivery of five of these aircraft and has included the payments under these leases in the table above as operating leases. The Company expects the remaining three aircraft to be delivered during 2002. The Company has not exercised its remaining two options.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments and Positions

The Company has commodity price risk in that it must purchase jet fuel to operate its aircraft and the Company's earnings are affected by changes in the price of aircraft fuel. At the present time, management does not utilize fuel price hedging instruments to reduce the Company's exposure to fluctuations in fuel prices. Any substantial increase in the price of fuel, or any curtailment in the availability of fuel, could have an adverse effect on the Company. The price the Company pays for aviation fuel has varied from $1.20 to $0.58 per gallon over the last three years. General market conditions could result in further substantial increases in the price of fuel. Based on actual fuel usage during YE 2001, each 10-cent increase in the price per gallon of fuel adds $3.3 million of annual expense to the Company. Although the Company has sought from time to time to pass increases in fuel costs through to consumers (in accordance with general practice in the industry), such efforts may put the Company at a competitive disadvantage and may result in decreases in traffic that offset the increase in ticket prices.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements and schedule and Report of Independent Auditors included later in this report under Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2002 under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

The information contained in the Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2002 under the caption "Executive Compensation" is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Compensation Committee Report" and "Company Performance").

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2002 under the caption "Principal Stockholders" is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information contained in the Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2002 under the caption "Certain Transactions" is incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statements and Schedule, and Reports on Form 8-K

(a) Financial Statements.

(1) Audited Financial Statements:

Report of Independent Auditors 31

Balance Sheets -

December 31, 2001 and December 31, 2000 32

Statements of Operations for the years ended

December 31, 2001, 2000 and 1999 34

Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999 35

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 36

Notes to Financial Statements 38

(2) The following financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts 62

All other schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) The exhibits required to be filed by this item are set forth in paragraph (c) below:

(b) Reports on Form 8-K.

None

(c) Exhibits.

3.1 Restated Certificate of Incorporation, as amended of Registrant. (filed as Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.).

3.2 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on March 6, 1997.

3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on May 19, 1998.

3.4 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on May 19, 1999.

3.5 Certificate of Amendment of the Restated Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on May 31, 2000.

3.6 Certificate of Amendment to the Certificate of Designation of Series A Preferred Stock of Registrant, as filed with Delaware Secretary of State on July 13, 2001.

3.7 Certificate of Amendment to the Certificate of Designation of Series B Preferred Stock of Registrant, as filed with the Delaware Secretary of State on July 13, 2001.

3.8 Certificate of Amendment to the Certificate of Designation of Series C Preferred Stock of Registrant, as filed with the Delaware Secretary of State on July 13, 2001.

3.9 Restated By laws of Registrant, as amended to date. (filed as Exhibit 3.3 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.1 Registrant's 1994 Stock Option Plan, as amended to date (filed as Exhibit 10.1 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

10.2 Registrant's 2000 Stock Option Plan, as adopted February 24, 2000 (filed as Exhibit 10.41 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.3 Form of Incentive Stock Option Agreement (filed as Exhibit 10.2 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

10.4 Form of Nonstatutory Stock Option Agreement (filed as Exhibit 10.3 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

10.5 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

10.6 Aircraft Lease Agreement with Pegasus Aviation II, Inc.

10.7 Purchase Agreement, dated July 12, 2001, between the Registrant and Vanguard Acquisition Company, et al.

10.8 Employment Agreement (Revised), dated June 16, 2001, between the Registrant and Robert J. Spane.

10.9 Employment Agreement dated January 29, 2001 between the Registrant and Robert M. Rowen (filed as Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.10 Employment Agreement dated February 19, 2001 between the Registrant and David A. Rescino.

10.11 Form of Officer Severance Agreement.

10.12 Reimbursement Agreement, dated as of February 13, 2001, by and among Registrant and The Hambrecht 1980 Revocable Trust and J.F. Shea Co., Inc.

10.13 Security Agreement, dated February 13, 2001, between the Registrant and The Hambrecht 1980 Revocable Trust and J.F. Shea Co., Inc.

10.14 Form of Warrant to Purchase Common Stock of Registrant, dated February 13, 2001 (filed as Exhibit 10.40 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.15 Merchant Agreement, dated as of February 27, 1997, by and between Registrant and Michigan National Bank (filed as Exhibit 10.25 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.16 Amendment to Merchant Agreement, dated as of February 6, 1997, by and between Registrant (filed as Exhibit 10.26 to the Registrants Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.18 Agreement between Registrant and the Pilots of Registrant as represented by the Vanguard Airlines Pilots Association, effective June 1, 2000 (filed as Exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.19 Unit Purchase Agreement dated September 8, 2000 between the Registrant and The Hambrecht 1980 Revocable Trust and J.F. Shea Co., Inc. (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2000.)

10.20 Form of Warrant to Purchase Common Stock of Vanguard Airlines, Inc., dated September 8, 2000, (filed as Exhibit 10.2 and 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2000 and 10.38 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.21 Form of Warrant to Purchase Common Stock of Registrant, dated December 18, 2000 (filed as Exhibit 10.39 to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)

10.22 Purchase Agreement dated March 9, 2001, between the Registrant and Vanguard Acquisition Company.

21.1 List of Subsidiaries of Registrant (filed as Exhibit 21.1 to the Registrant's Registration Statement No. 33-96884 and incorporated herein by reference).

23.1 Consent of Ernst & Young LLP.

24.1 Power of Attorney (included on the signature page of this Form 10-K).

(d) Financial Statement Schedule.

The response to this portion of Item 14 is submitted as a separate section of this report.

Financial Statements and Schedule

Vanguard Airlines, Inc.

Years Ended December 31, 2001, 2000, and 1999

Vanguard Airlines, Inc.

Financial Statements and Schedule

Years Ended December 31, 2001, 2000, and 1999

Contents

Report of Independent Auditors 31

Audited Financial Statements

Balance Sheets 32

Statements of Operations 34

Statements of Stockholders' Equity (Deficit) 35

Statements of Cash Flows 36

Notes to Financial Statements 38

Schedule

Schedule II - Valuation and Qualifying Accounts 62

Report of Independent Auditors

The Board of Directors and Stockholders

Vanguard Airlines, Inc.

We have audited the accompanying balance sheets of Vanguard Airlines, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Airlines, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

ERNST & YOUNG LLP

Kansas City, Missouri

February 27, 2002, except for Note 14,
as to which the date is March 8, 2002

Vanguard Airlines, Inc.

Balance Sheets
	December 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 5,754,493	$ 3,560,029
Accounts receivable, less allowance for doubtful accounts of $500,558 in 2001 and $291,563 in 2000	4,770,184	4,547,516
Inventories	2,865,473	1,221,018
Prepaid expenses and other current assets	3,178,357	1,428,319
Total current assets	16,568,507	10,756,882

Property and equipment, at cost:
Aircraft improvements and leasehold costs	3,615,109	6,245,353
Aircraft engines and rotable inventory	8,288,983	9,699,536
Reservation system and communication equipment	992,667	1,804,783
Other property and equipment	7,031,284	5,436,729
	19,928,043	23,186,401
Less accumulated depreciation and amortization	12,052,228	10,977,579
	7,875,815	12,208,822

Other assets:
Deferred debt issuance costs	1,471,889	-
Leased aircraft deposits	3,179,000	3,699,000
Fuel and security deposits	1,400,580	996,118
Other	2,244,558	1,825,590
	8,296,027	6,520,708
Total assets	$32,740,349	$29,486,412

	December 31
	2001	2000
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$ 29,657,212	$ 18,467,314
Accrued expenses	7,977,110	4,258,688
Air traffic liability	13,454,704	7,437,386
Current portion of accrued maintenance	1,707,391	7,831,700
Current portion of capital lease obligations	274,908	304,511
Current portion of long-term debt and related-party notes payable	8,349,055	893,221
Total current liabilities	61,420,380	39,192,820

Accrued maintenance, less current portion	202,858	698,647

Capital lease obligations, less current portion	151,937	183,237

Long-term debt and related-party notes payable, less current portion	-	2,037,136

Commitments and contingencies

Stockholders' deficit:
Preferred stock - Series A, $10 per share, at liquidation value:
Authorized shares - 450,000
Issued and outstanding shares - 302,362
Liquidation preference - $3,023,620	302	302
Preferred stock - Series B, $75 per share, at liquidation value:
Authorized shares - 100,000
Issued and outstanding shares - 100,000
Liquidation preference - $7,500,000	100	100
Preferred Stock - Series C, $20 per share, at liquidation value:
Authorized shares - 250,000
Issued and outstanding - 187,500 in 2001 and none in 2000	188	-
Common stock, $0.001 par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 43,098,986 in 2001 and 20,572,737 in 2000	43,099	20,573
Additional paid-in capital	104,187,030	89,704,683
Accumulated deficit	(133,265,545)	(102,351,086)
Total stockholders' deficit	(29,034,826)	(12,625,428)
Total liabilities and stockholders' deficit	$ 32,740,349	$ 29,486,412

See accompanying notes.

Vanguard Airlines, Inc.

Statements of Operations
	Year Ended December 31
	2001	2000	1999
Operating revenues:
Passenger revenue	$112,633,445	$124,607,839	$118,126,125
Other	6,084,615	7,168,333	6,954,610
Total operating revenues	118,718,060	131,776,172	125,080,735

Operating expenses:
Flying operations (Note 10)	31,737,295	29,664,260	23,821,216
Aircraft fuel	30,235,185	38,019,709	20,388,390
Maintenance	21,991,699	30,084,576	29,124,877
Passenger service	10,284,774	8,412,539	7,519,973
Aircraft and traffic servicing	23,667,801	23,476,356	20,830,769
Promotion and sales	17,970,278	18,897,558	20,100,628
General and administrative	6,122,750	4,348,282	4,246,920
Depreciation and amortization	3,061,427	3,659,000	4,069,737
Aircraft return and lease termination costs (Note 13)	4,823,971	-	-
Total operating expenses	149,895,180	156,562,280	130,102,510

Operating loss	(31,177,120)	(24,786,108)	(5,021,775)

Other income (expense):
Federal grant assistance income (Note 12)	7,285,823	-	-
Interest income	125,962	282,849	508,366
Interest expense	(5,403,388)	(137,205)	(16,865)
Deferred debt issuance cost amortization	(1,224,611)	(768,038)	(434,410)
Gain (loss) on disposal of property and equipment	15,499	-	(37,390)
Other, net	(536,624)	(623,124)	(146,389)
Total other income (expense), net	262,661	(1,245,518)	(126,688)
Net loss	$ (30,914,459)	$ (26,031,626)	$ (5,148,463)

Net loss per share - basic and diluted	$ (0.99)	$ (1.46)	$ (0.30)

Weighted-average common shares outstanding	31,189,358	17,883,203	17,085,352

See accompanying notes.

Vanguard Airlines, Inc.

Statements of Stockholders' Equity (Deficit)
	Convertible		Convertible		Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Deferred	Stockholders'
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Stock	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Deficit)

Balance at December 31, 1998	302,362	$302	-	$ -	-	$ -	17,074,462	$17,075	$ 76,954,670	$ (71,170,997)	$(17,178)	$ 5,783,872
Issuance of warrants	-	-	-	-	-	-	-	-	946,000	-	-	946,000
Amortization of deferred stock compensation	-	-	-	-	-	-	-	-	-	-	17,178	17,178
Exercise of stock options	-	-	-	-	-	-	33,155	33	79,242	-	-	79,275
Net loss	-	-	-	-	-	-	-	-	-	(5,148,463)	-	(5,148,463)
Balance at December 31, 1999	302,362	302	-	-	-	-	17,107,617	17,108	77,979,912	(76,319,460)	-	1,677,862
Issuance of warrants	-	-	-	-	-	-	-	-	173,000	-	-	173,000
Issuance of Series B Preferred Stock for $4,000,000 cash and conversion of $3,500,000 of related-party notes payable	-	-	100,000	100	-	-	-	-	7,499,900	-	-	7,500,000
Issuance of common stock pursuant to antidilutive provisions effective upon Series B Preferred Stock issuance	-	-	-	-	-	-	1,103,593	1,104	(1,104)	-	-	-
Issuance of common stock through conversion of $4,000,000 of related-party notes payable and $51,492 of accrued interest	-	-	-	-	-	-	2,359,223	2,359	4,049,133	-	-	4,051,492
Exercise of stock options	-	-	-	-	-	-	2,304	2	3,842	-	-	3,844
Net loss	-	-	-	-	-	-	-	-	-	(26,031,626)	-	(26,031,626)
Balance at December 31, 2000	302,362	302	100,000	100	-	-	20,572,737	20,573	89,704,683	(102,351,086)	-	(12,625,428)
Issuance of warrants	-	-	-	-	-	-	-	-	2,406,000	-	-	2,406,000
Proceeds from issuance of related-party notes payable allocated to detachable warrants and warrant repricing (Note 4)	-	-	-	-	-	-	-	-	4,100,000	-	-	4,100,000
Issuance of common stock through conversion of related-party notes payable	-	-	-	-	-	-	22,526,249	22,526	4,477,474	-	-	4,500,000
Issuance of Series C Preferred Stock for cash, net of issuance costs of $250,939	-	-	-	-	187,500	188	-	-	3,498,873	-	-	3,499,061
Net loss	-	-	-	-	-	-	-	-	-	(30,914,459)	-	(30,914,459)
Balance at December 31, 2001	302,362	$302	100,000	$100	187,500	$188	43,098,986	$43,099	$104,187,030	$(133,265,545)	$ -	$(29,034,826)

See accompanying notes.

Vanguard Airlines, Inc.

Statements of Cash Flows
	Year Ended December 31
	2001	2000	1999
Operating activities
Net loss	$(30,914,459)	$(26,031,626)	$(5,148,463)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash interest charge related to allocation of debt proceeds to detachable warrants and warrant repricing	4,100,000	-	-
Noncash portion of aircraft return and lease termination costs	2,222,462	-	-
Depreciation	2,039,549	2,458,923	2,504,888
Amortization	1,021,878	1,200,077	1,564,849
(Gain) loss on disposal of property and equipment	(15,499)	-	37,390
Deferred debt issuance cost amortization	1,224,611	768,038	434,410
Compensation related to stock options	-	-	17,178
Provision for uncollectible accounts	208,995	290,191	109,014
Write-down of expendable and rotable inventory obsolescence	(287,015)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,105,195)	(3,542,192)	625,780
Inventories	76,891	100,029	(152,993)
Prepaid expenses and other current assets	(1,650,038)	701,806	(812,172)
Deposits and other	(1,408,430)	(634,356)	(1,664,365)
Accounts payable	18,373,657	10,645,274	1,973,405
Accrued expenses	3,918,901	(391,661)	1,639,018
Accrued maintenance	(5,218,004)	1,516,557	2,182,432
Air traffic liability	6,017,318	(1,212,066)	419,230
Net cash (used in) provided by operating activities	(1,394,378)	(14,131,006)	3,729,601

Investing activities
Purchases of property and equipment	(2,339,910)	(3,080,759)	(4,158,855)

Financing activities
Proceeds from issuance of related-party notes payable net of debt issuance costs	4,459,500	7,500,000	-
Net proceeds from the issuance of preferred stock	3,249,061	4,000,000	-
Net proceeds from issuance of long-term debt	-	2,595,357	-
Proceeds from sale of common stock and the exercise of stock options and warrants, net of offering costs	-	3,844	79,275
Principal payments on long-term debt, notes payable, and capital lease obligations	(1,779,809)	(232,310)	(162,166)
Net cash provided by (used in) financing activities	5,928,752	13,866,891	(82,891)

Net increase (decrease) in cash and cash equivalents	2,194,464	(3,344,874)	(512,145)
Cash and cash equivalents at beginning of year	3,560,029	6,904,903	7,417,048
Cash and cash equivalents at end of year	$ 5,754,493	$ 3,560,029	$ 6,904,903

Vanguard Airlines, Inc.

Statements of Cash Flows (continued)
Year Ended December 31
	2001	2000	1999
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$ 316,823	$ 50,353	$ 16,865

Cash paid during the year for income taxes	$ -	$ 40,000	$ 60,000

Supplemental schedule of noncash investing and financing activities
Conversion of related-party notes payable to common stock	$ 4,500,000	$ 4,051,492	$ -

Deferred debt issuance costs recorded in conjunction with warrants issued	$ 2,406,000	$ 173,000	$ 946,000

Aircraft leasehold costs associated with accrued maintenance at inception of lease	$ -	$ 1,762,941	$ 2,396,425

Property and equipment acquired through issuance of capital lease obligations	$ 306,898	$ 174,611	$ 707,613

Conversion of related-party notes payable to preferred stock	$ -	$ 3,500,000	$ -

Issuance of common stock at the time of preferred stock offering through antidilutive provision of an earlier common stock issuance	$ -	$ 1,104	$ -

Security deposit financed through issuance of note payable	$ -	$ 295,000	$ -

Write-off of the net book value of an impaired engine against related accrued maintenance	$ -	$ -	$ 437,708

Conversion of accounts payable and $200,479 of accrued interest to long-term debt	$ 6,580,706	$ -	$ -

Allocation of preferred stock issuance to fund leased aircraft deposit of $150,000 and prepaid aircraft rent expense of $100,000	$ 250,000	$ -	$ -

See accompanying notes.

1. Significant Accounting Policies

Nature of Business

Vanguard Airlines, Inc. (the Company) was incorporated in Delaware in April 1994 and commenced flight operations on December 4, 1994. The Company offers value-priced, low-fare, medium- to long-haul passenger air transportation service from its hub in Kansas City, Missouri to destinations in the United States.

The airline industry has been highly competitive since passage of the Airline Deregulation Act of 1978, which eliminated government control over domestic fares and rates.

The airline industry is significantly affected by general economic conditions. Because a substantial portion of business and personal airline travel is discretionary, the industry generally has experienced adverse financial results during general economic downturns. The Company's business is also seasonal, as peak travel times typically occur during April through September, which can affect the Company's results of operations from quarter to quarter. A prolonged economic downturn could have a material adverse effect on the Company's operations and profitability.

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

1. Significant Accounting Policies (continued)

Restricted Cash

Restricted cash includes cash equivalents that secure the risk of loss exposure estimated by the Company's credit card processors. During 2001 and 2000, the risk of loss exposure for the Company's largest credit card processor was calculated daily. Subsequent to
July 6, 2001, if the risk of loss exposure exceeded $10,000,000 (the amount secured by a $4,000,000 letter of credit discussed in Note 8 and a $6,000,000 surety bond), the Company was required to maintain a restricted cash balance in an amount equal to the additional exposure. During 2000 and through July 6, 2001, if the risk of loss exposure exceeded $12,000,000 (the amount secured by a $4,000,000 letter of credit discussed in Note 8 and an $8,000,000 surety bond), the Company was required to maintain a restricted cash balance in an amount equal to the additional exposure. At December 31, 2001 and 2000, no restricted cash balance related to this credit card processor was required, as the risk of loss exposure calculated on those dates did not exceed $10,000,000 or $12,000,000, respectively. Other credit card processors require the Company to maintain deposits as security for their risk of loss exposure. The risk of loss exposure for these credit card processors are reviewed periodically. At December 31, 2001 and 2000, the restricted cash balance related to these credit card processors totaled $701,030 and $357,746, respectively, is considered noncurrent and is included as a component of other assets on the accompanying balance sheets.

Accounts Receivable

Accounts receivable are primarily due from major credit card processors and travel agents. These receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

Inventories

Inventories of certain flight equipment, expendable parts, materials, tools, food, beverages, and promotional items are carried at the lower of cost or market. These items are charged to expense when issued for use under the first-in, first-out method. During 2001, management determined that certain aircraft spare parts previously included in property and equipment would be more appropriately classified as expendable inventories. As such, approximately $1,720,000 of these parts was reclassified from aircraft engines and rotable inventory to expendable inventories.

1. Significant Accounting Policies (continued)

Under agreements to lease parts and supplies for its Boeing 737-200 and MD-80 aircraft, one of which is with a related party, the Company is required to pay monthly fees, based on the value of the leased parts, and to replenish any such parts when used with a like part. At December 31, 2001 and 2000, the Company held leased parts and supplies of approximately $4,013,000 and $2,129,000, respectively, which are not included in the accompanying balance sheets. Approximately $1,534,000 of these parts and supplies were provided by a related party at December 31, 2001. None of these leased parts and supplies at December 31, 2000 were provided by a related party.

Property and Equipment

Depreciation and amortization of aircraft improvements and leasehold costs are recorded using the straight-line method over their estimated useful lives or remaining lease terms of the related aircraft, whichever is shorter, ranging from five to seven years. Aircraft engines and rotable parts remaining in property and equipment after the reclassification discussed above are depreciated on a straight-line basis over their estimated useful lives of five years in 1999 and 2000 and ten years in 2001. During 2001, and in conjunction with the Company's more extensive leasing of MD-80 aircraft and the reclassification of certain aircraft space parts from rotable parts to expendable inventories, as discussed above, the useful lives of remaining rotable parts were changed to ten years. The impact of this change in estimated useful lives on current year net loss was approximately $680,000, or $0.02 per share. Reservation system and communication equipment and other property and equipment are depreciated or amortized on a straight-line basis over the shorter of their estimated useful lives or remaining lease terms ranging from five to seven years.

Deferred Debt Issuance Costs

Debt fees, closing, and other costs incurred in obtaining financing have been capitalized and are amortized over the term of the debt.

1. Significant Accounting Policies (continued)

Aircraft and Engine Maintenance

The Company accounts for aircraft overhaul and major engine maintenance costs using a combination of accrual and direct expense methods. The Company expenses periodic maintenance payments made to its aircraft lessors based on the rate per flight hour or cycle specified in the leases. The Company accrues the estimated cost of the next aircraft overhaul based on aircraft utilization for anticipated maintenance costs for which no periodic maintenance payments are made to the lessor. The cost of other routine maintenance is charged to expense as incurred.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $3,039,000, $6,994,000, and $6,989,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The fair market value of advertising received in exchange for passenger tickets, included in advertising expense, was approximately $146,000, $899,000, and $1,146,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company maintains cash with high quality financial institutions and at times may exceed federally insured deposit limits.

Passenger Revenue Recognition

Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time transportation is provided. Where passengers do not show up for flights booked on nonrefundable tickets, the Company recognizes revenue for such unused tickets based on an estimate of such tickets that will never be presented for exchange in the month in which the no-show occurs. Actual results could differ from those estimates.

1. Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options, because, as discussed in Note 5, the alternative fair value accounting provided for under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. This pro forma information is included in Note 5.

Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan (the Plan) covering substantially all employees. Participants may contribute a portion of their pay to the Plan. The Company matches participant contributions to the Plan equal to 100% of the first 3% of each participant's compensation deferral. Contributions made by the Company amounted to approximately $407,000, $414,000, and $380,000 during 2001, 2000, and 1999, respectively.

Loss Per Share

The Company calculates basic loss per share based on the weighted-average common shares outstanding in accordance with SFAS No. 128, Earnings Per Share, by excluding the effect of dilutive stock options. In all years presented herein, the computation of diluted net loss per share is based on the weighted-average number of common shares outstanding, as outstanding convertible preferred stock, stock options, and warrants were antidilutive. These securities, described in Note 4, could potentially dilute basic earnings per share in the future.

1. Significant Accounting Policies (continued)

Income Taxes

The Company utilizes the liability method in accounting for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities utilizing enacted rates and laws that will be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and deposits reported in the balance sheets approximate fair value. The fair values of warrants issued in 2001, 2000, and 1999, as described in Notes 4 and 7, were estimated using the Black-Scholes pricing model. It is not practicable to determine the fair value of the Company's long-term debt and related-party notes payable due to the majority of the debt being in default and uncertainty regarding the ability of the Company to issue additional debt securities.

Reclassification

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation. In 2001, the Company revised its presentation of supplemental maintenance deposits paid to its aircraft lessors to net them against the corresponding accrued maintenance liabilities that would be funded through the future application of deposits to required aircraft maintenance. This presentation reflects the provisions of the Company's aircraft leases which allow for such deposits to be retained by lessors at aircraft lease expiration to meet the specified return condition. Accordingly, such amounts reflected in the December 31, 2000 balance sheet have been reclassified.

2. Basis of Presentation

The financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2001, the Company incurred a net loss of approximately $30,914,000 and a use of cash in operating activities of approximately $1,290,000. The Company's cash requirements were satisfied through increases in accounts payable and accrued expenses and through the

2. Basis of Presentation (continued)

issuance of debt and equity securities. The Company had a working capital deficiency and stockholders' deficit at December 31, 2001 of approximately $43,728,000 and $29,035,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that additional debt or equity financing will be required to fund ongoing operations in 2002. The Company intends to seek revised payment terms and reductions in amounts owed from its lessors and vendors in connection with its efforts to obtain financing. A number of lessors and venders have tentatively agreed to such revisions and reductions, subject to a number of conditions being met; however there can be no assurance that the Company will successfully meet these conditions or obtain sufficient revisions and reductions to attract new financing. The Company is also currently negotiating to raise additional capital, including applying for loan guarantees from the federal government (see Note 11). However, there can be no assurance that the Company will successfully complete these transactions or, if completed, the amounts will be sufficient to fund ongoing operations in 2002. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

3. Long-Term Debt and Related-Party Notes Payable

Long-term debt and related-party notes payable at December 31 are as follows:

	2001	2000
Related-party notes payable, in default, payable in monthly installments through January 2004, including interest at prime plus 2.5% (7.75% at December 31, 2001), secured by various aircraft parts and ground equipment (a)	$2,175,095	$2,930,357

Lease deferral debt, in default, with multiple aircraft leasing companies, payable in monthly installments through December 2002, including interest at an annual rate of 10% (b)	5,922,647	-

Related-party note payable with a stockholder and lessor, payable upon demand, monthly interest payments at an annual rate of 9%	251,313	-
	8,349,055	2,930,357
Less current portion	8,349,055	893,221
	$ -	$2,037,136

3. Long-Term Debt and Related-Party Notes Payable (continued)

(a) In December 2000, the Company entered into a loan agreement with a related-party to borrow $3,000,000 secured by aircraft spare parts. The Company received approximately $2,595,000 in cash net of the first loan payment, a security deposit, and loan costs. This loan agreement provides for the Company to borrow up to an additional $1,000,000 under substantially the same terms as the initial loan. As of December 31, 2001, no additional borrowings had been made against this facility. At December 31, 2001, $2,175,095 of this debt was in default due to delinquent payments. Accordingly, this amount has been classified as a current liability on the accompanying balance sheets.

(b) In 2001, the Company entered into lease deferral notes payable for approximately $5,582,000, including approximately $200,000 of accrued interest, with certain of its aircraft lessors. Additionally in 2001, the Company issued a note payable for $999,000 to a lessor to satisfy its maintenance obligation at the scheduled return of an aircraft. At December 31, 2001, $5,922,647 of these notes were in default due to delinquent payments. Accordingly, this amount has been classified as a current liability on the accompanying balance sheets. These notes are callable upon demand and the Company is accruing penalty interest at an annual rate of 14%.

In May 2001, Vanguard Acquisition Company (VAC) provided bridge loans totaling $3,500,000 to the Company in the form of a demand note bearing interest at an annual rate of 9%. Other related investors provided an additional $1,000,000 in demand notes on June 21, 2001 with interest at an annual rate of 9%. On July 12, 2001, these demand notes were applied to a purchase of common stock (the VAC Transaction), at which time the $4,500,000 of demand notes were exchanged for 22,526,249 shares of common stock. See Note 4.

During 2000, the Company issued a total of $7,500,000 of unsecured 10.5% convertible demand notes payable to certain principal stockholders of the Company. The Company converted unsecured demand notes plus accrued interest totaling $4,051,492 in September 2000 to common stock, as described in Note 4. The remaining $3,500,000 of demand notes was converted to Series B Preferred Stock in December 2000, as described in Note 4.

3. Long-Term Debt and Related-Party Notes Payable (continued)

The Company recorded related-party interest expense (including $4,100,000 of debt discount amortization in 2001, related to the VAC Transaction discussed above and in Note 4, but excluding deferred debt issuance costs amortization) during 2001 and 2000 of approximately $5,344,000 and $87,000, respectively (see Note 4). No related-party interest expense was incurred during 1999. Interest payments to related parties in 2001 were $203,478. There were no interest payments made to related parties in 2000 and 1999.

4. Stockholders' Equity

On May 18, 1999, the Company's stockholders approved a one-for-five reverse stock split to stockholders of record on that date resulting in a reduction of 68,297,847 shares of the outstanding common stock. The par value per share remained at $0.001 per share, and 200,000,000 common shares remained authorized. All historical information presented in the accompanying financial statements and footnotes has been adjusted to reflect the reverse stock split. By an amendment to the Certificate of Incorporation filed May 31, 2000, the number of authorized common shares was reduced to 100,000,000.

The Series A Convertible Preferred Stock, par value $0.001 per share, (the Series A Preferred Stock) is not redeemable and pays dividends at an annual rate of $0.80 per share only when, and if, declared by the Company's Board of Directors. The Board of Directors, as of December 31, 2001, has declared no dividends. The liquidation preference of each share of Series A Preferred Stock is $10 plus any declared and unpaid dividends. Each share of Series A Preferred Stock was convertible into four shares of common stock subject to certain antidilution adjustments (after considering antidilution adjustments, each share is convertible into approximately 8.55 shares of common stock at December 31, 2001), and holders of the Series A Preferred Stock are entitled to common stock voting rights determined on an as-converted basis.

On September 8, 2000, the Company issued to certain principal stockholders 2,359,223 units of securities at approximately $1.72 per unit, each unit consisting of one share of common stock, par value $0.001 per share, and a common stock purchase warrant. In connection therewith, the Company converted $4,051,492 of outstanding principal and accrued interest on related-party demand notes payable to common stock under the terms of the agreement. Each warrant in the unit, which expires on September 8, 2007 if not exercised,

4. Stockholders' Equity (continued)

entitles the holder to purchase one share of common stock at an exercise price of $1.89 per share, at issuance. In 2001, these warrants were repriced from $1.89 per share to $0.50 per share as part of the 2001 warrant repricing and VAC Transaction discussed below.

On December 15, 2000, the Company issued to certain principal stockholders 100,000 units of securities at $75 per unit, each unit consisting of one share of Series B Convertible Preferred Stock, par value $0.001 per share, (the Series B Preferred Stock) and a common stock purchase warrant. In connection therewith, the Company received $4,000,000 of cash and converted $3,500,000 of outstanding principal on related-party demand notes payable to Series B Preferred Stock under the terms of the agreement. Each warrant in the unit, which expires on December 15, 2007 if not exercised, entitles the holder to purchase 64 shares of common stock at an exercise price of $1.29 per share. In 2001, these warrants were repriced from $1.29 per share to $0.50 per share as part of the 2001 warrant repricing and VAC Transaction discussed below. In accordance with the antidilution terms of the September 8, 2000 transaction, and simultaneous with the December 2000 offering, 1,103,593 shares of common stock were issued to the purchasers of common stock (who were also the purchasers of the Series B Preferred Stock).

The Series B Preferred Stock is not redeemable and pays dividends at an annual rate of $5.75 per share only when, and if, declared by the Company's Board of Directors. The Board of Directors, as of December 31, 2001 has declared no dividends. The liquidation preference of each share of Series B Preferred Stock is $75 plus any declared and unpaid dividends. Each share of Series B Preferred Stock is convertible into approximately 64 shares of common stock (subject to certain antidilution adjustments) at any time, and holders of the Series B Preferred Stock are entitled to common stock voting rights determined on an as-converted basis.

On March 9, 2001, the Company issued 162,500 shares of a new issue of Series C Convertible Preferred Stock, par value $0.001 per share, (the Series C Preferred Stock) to VAC in exchange for a capital investment of $3,250,000. On April 9, 2001, the Company issued an additional 25,000 shares of Series C Preferred Stock to VAC in exchange for a capital investment of $500,000. The Series C Preferred Stock has a liquidation preference of $20 per share, subject to annual accretion over three years, and is

4. Stockholders' Equity (continued)

convertible into common stock at a price of $1.25 per share of common stock. Holders of the Series C Preferred Stock are entitled to common stock voting rights determined on an as-converted basis and are entitled to dividends only when, and if, declared by the Board of Directors at a per share amount equal to common stock dividends. The Board of Directors, as of December 31, 2001, has declared no dividends. The Series C Preferred Stock is redeemable only at the option of the Company in an amount equal to the liquidation preference.

On April 30, 2001, the Company executed a term sheet providing for certain investors to purchase up to 37.5 million shares of the Company's common stock for an aggregate purchase price of $7,500,000 or $0.20 per share of common stock and to provide interim financing to the Company in an amount up to the purchase price of the common stock in advance of the closing of the equity transaction. Conditions to the investors' obligation to close the transaction included the modification of repricing provisions pertaining to certain warrants and the Company's Series A Preferred Stock and Series B Preferred Stock. Such warrants and preferred stock were held by certain investors committing to take a minority share of the new investment.

At closing of the VAC Transaction (see Note 3), the holders of the Company's outstanding shares of Series B Preferred Stock and Series C Preferred Stock waived certain antidilution rights and modified the antidilution provisions of the Repriced Warrants resulting in the exercise price of warrants to purchase approximately
13.6 million shares of common stock, held by two of the Company's principal stockholders, being adjusted to $0.50 per share.

As a result of the deferred feature of the VAC Transaction, whereby the investment was initially advanced as debt and then applied to the equity purchase upon the satisfaction of all conditions to the equity investment, and because the common stock investment was sold at a price less than market, the Company accounted for these transactions as debt issued with common stock purchase rights. Under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, the $4.5 million debt proceeds have been allocated to the common stock purchase rights, the warrant repricing, and the demand notes payable based on their relative values. This accounting treatment results in $4.1 million of the debt proceeds being allocated to debt discount, which was amortized to interest expense in 2001.

4. Stockholders' Equity (continued)

Related to transactions prior to 1999, the Company has outstanding 1,849,664 stock purchase warrants. The warrants, which entitle the holders to purchase shares of common stock at exercise prices ranging from $0.50 to $35.50, expire between 2002 and 2007, if not exercised.

The Company has reserved shares of common stock for issuances related to the conversion of preferred stock and the exercise of outstanding or available stock options and outstanding stock purchase warrants, as follows:

Number
of Shares
Reserved

Stock options (Note 5)	5,028,810
Stock purchase warrants (Notes 4 and 7)	15,419,143
Series A Preferred Stock (Note 4)	2,584,290
Series B Preferred Stock (Note 4)	6,410,256
Series C Preferred Stock (Note 4)	3,000,000
32,442,499

5. Stock Options

The Company established the Vanguard Airlines, Inc. 1994 Stock Option Plan (the 1994 Plan) with options for up to 2,000,000 shares and the 2000 Stock Option Plan with options for up to 2,000,000 shares (jointly referred to as the Option Plans). Shares may be granted to officers, directors, key employees, and consultants to purchase shares of common stock. Vesting and term of these options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than ten years from the date of issuance.

5. Stock Options (continued)

A summary of stock option activity related to the Option Plans is as follows:

	2001		2000		1999
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,010,647	$2.91	1,660,096	$3.90	1,584,110	$3.85
Granted	403,000	1.25	984,647	1.67	274,278	4.44
Exercised	-	-	(1,300)	2.57	(33,155)	2.51
Forfeited	(776,351)	2.23	(632,796)	3.60	(165,137)	4.60
Outstanding at end of year	1,637,296	2.82	2,010,647	2.91	1,660,096	3.90

Exercisable at end of year	997,494	3.12	887,508	3.70	745,969	3.87
Weighted-average fair value of options granted during the year		1.07		1.59		2.91

The following table summarizes outstanding options under the Option Plans at December 31, 2001:

	Options Outstanding
		Weighted-Average
		Remaining
Range of	Number	Contractual	Weighted-Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price

$0.50-$1.00	6,864	5.89	$ 0.56
$1.01-$2.00	883,781	8.39	1.54
$2.01-$3.00	222,499	6.61	2.57
$3.01-$4.00	83,000	5.89	3.43
$4.01-$5.00	365,139	6.53	4.75
$5.01-$6.00	66,013	6.62	5.65
$6.01-$47.00	10,000	4.81	28.44

The weighted-average remaining contractual life at December 31, 2001 for all outstanding options under the Option Plans is 6.69 years.

5. Stock Options (continued)

During 1999, the Company granted options outside of the Option Plans to purchase 664,322 shares of common stock to certain officers of the Company. The weighted-average fair value of options granted during 1999 is $2.23. During 2000 and 2001, 98,677 and 74,426 options, respectively, were forfeited. In addition, 1,004 of these options were exercised during 2000. At December 31, 2001, 490,215 options were outstanding and exercisable. The weighted-average remaining contractual life of options outstanding is 8.36 years. The exercise price for 487 options equals $0.50 and for 489,728 options ranges from $3.94 to $4.81. The options vest ranging from two to four years and have a contractual term of ten years from the date of issuance. During 2000, the Company granted options outside of the Option Plans to an officer of the Company to purchase 1,155,586 shares of common stock with an exercise price of $1.63, all of which were forfeited in 2001. The fair value of these options granted during 2000 is $1.16. No options were granted outside of the Option Plans during 2001.

Under a separate stock option program (the 1997 Program), 677,396 options granted prior to 1999 were outstanding and exercisable at December 31, 2001. These options have a remaining contractual term of 5.45 years and are exercisable at a price of $2.50 per share.

The following table reflects significant weight average assumptions used in determining the fair values using the Black-Scholes pricing model.

	2001	2000	1999

Risk-free interest rate	5.09%	5.24%	4.97%
Expected volatility	1.40%	1.17%	0.88%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (years)	4.0	4.0	3.5

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

5. Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income or losses for future years. The Company's pro forma information follows:

	2001	2000	1999

Pro forma net loss	$(31,951,510)	$(27,606,948)	$(6,376,913)
Pro forma net loss per share	(1.02)	(1.54)	(0.37)

6. Employee Stock Purchase Plan

Effective January 1, 1996, the Company adopted the Vanguard Airlines, Inc. Employee Stock Purchase Plan (the Purchase Plan). Under the Purchase Plan, the Company registered 200,000 shares of common stock for issuance to participating eligible employees. Any employee who had completed ninety (90) days of employment with the Company was eligible to participate in the Purchase Plan. The Company contributed 15% of the cost of the stock purchased. Participating employees had the Company withhold a specified amount (at least $20.00 per month and not exceeding 15% of compensation for that particular month) from their paychecks. The custodian of the Purchase Plan purchased common stock on the open market with participating employees' contributions. In October 2001, the Company suspended employee purchases under the Purchase Plan indefinitely.

7. Financial Instruments

In January 1999, certain principal stockholders of the Company agreed to renew a two-year $4,000,000 letter of credit facility in favor of the Company's credit card processor. As consideration for renewing the letter of credit, the Company agreed to issue up to 800,000 warrants to the principal stockholders to purchase shares of the Company's common stock at an exercise price of $5.00. In 2001, these warrants were repriced to $0.50 in connection with the VAC Transaction (see Note 4). Upon execution of the letter of credit, the Company issued 160,000 warrants that vested immediately. Accordingly, in

7. Financial Instruments (continued)

January 1999, the estimated fair value of the warrants issued of $238,000 was recorded in other assets and is being amortized to expense over the term of the facility. The remaining warrants vested quarterly through January 2001 according to the amount of exposure under such letter of credit, as defined in the agreement. In 2000 and 1999, an additional 320,000 and 237,333 warrants, respectively, vested. Accordingly, the estimated fair value of the additional warrants issued in 2000 and 1999, totaling $173,000 and $708,000, respectively, was recorded as deferred debt issuance costs and is being amortized to expense over the remaining term of the facility. The debt issuance costs were fully amortized at December 31, 2000. Each warrant expires five years from the date of issuance.

In February of 2001, these same stockholders of the Company agreed to renew a two-year $4,000,000 letter of credit in favor of the Company's credit card processor. Beginning on June 30, 2001 and at the end of each subsequent quarter, the Company was required to make deposits to reduce the letter of credit by $250,000. As of December 31, 2001, none of these deposits had been remitted. As consideration for renewing the letter of credit, the Company issued warrants to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $1.17. In 2001, these warrants were repriced to $0.50 in connection with the VAC Transaction (see Note 4). Upon execution of the letters of credit, warrants to purchase 800,000 shares, with an estimated fair value of $476,000, vested immediately. Warrants to purchase an additional 2,624,238 shares vested on
May 15, 2001, with an estimated fair value of approximately $1,561,000. The remaining warrants to purchase 575,762 shares vested on August 15, 2001, with an estimated fair value of approximately $343,000. The fair values, computed using the Black-Scholes pricing model, were recorded in other assets and are being amortized to expense over the term of the facility. The warrants will expire on February 13, 2008.

8. Income Taxes

A reconciliation of the income tax benefit at the federal statutory rate of 35% to the provision (benefit) for income taxes to benefit is as follows:

	Year Ended December 31
	2001	2000	1999

Benefit at statutory rate	$(10,820,061)	$(8,850,753)	$(1,750,477)
State benefit, net of federal benefit	(1,406,608)	(1,202,661)	(237,859)
Amortization of deferred debt issuance costs	478,378	299,535	169,420
Meals and entertainment	143,546	185,410	142,291
Other	(302,749)	(117,826)	59,629
Change in valuation allowance	11,907,494	9,686,295	1,616,996
	$ -	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$46,460,391	$31,974,558
Accrued overhaul maintenance	744,998	3,026,770
Amortization of aircraft leasehold costs	526,365	472,233
Accrued vacation	317,710	292,932
Inventory reserve	17,934	117,000
Unearned barter income	43,893	377,394
Bad debt reserve	195,218	113,710
Other	382,355	137,309
Total deferred tax assets	48,688,864	36,511,906

Valuation allowance	(48,194,895)	(36,287,401)
	493,969	224,505
Deferred tax liabilities:
Prepaid insurance	440,810	166,713
Other	53,159	57,792
Total deferred tax liabilities	493,969	224,505
	$ -	$ -

8. Income Taxes (continued)

The Company has provided a valuation reserve of $48,194,895 and $36,287,401 as of December 31, 2001 and 2000, respectively, to fully reserve for net deferred tax assets in the same amounts due to the uncertainty of their future realization.

As of December 31, 2001, net operating loss carryforwards of approximately $119,000,000 are available to reduce income taxes of future years and will begin to expire in 2010, if unused. The Company made income tax payments of $40,000 and $60,000 for the years ended December 31, 2000 and 1999, respectively. No income tax payments were made for the year ended December 31, 2001. Utilization of the net operating loss carryforward may be subject to certain limitations as a result of changes in ownership of the Company.

9. Leases

Aircraft

From the date of inception through December 31, 2001, the Company has entered into operating lease agreements (collectively, the Lease Agreements) for 19 Boeing 737-200, two Boeing 737-300 Series, and five MD-80 Series aircraft requiring fixed monthly rental payments. Five Boeing 737-200 aircraft were returned upon expiration of their respective lease terms in 2001, 2000, and 1999, and six Boeing 737-200 aircraft were returned prior to the expiration of their respective lease terms in 2001 and 2000. The Company recorded rent expense for aircraft of approximately $19,245,000, $18,339,000, and $14,186,000 for the years ended December 31, 2001, 2000, and 1999, respectively. During 2001, aircraft rent included related-party rent expense of approximately $5,441,000 related to six aircraft delivered in 2001. There was no related party aircraft rent in 2000 and 1999.

Certain Lease Agreements required the Company to pay the entire cost of the initial overhauls or major repairs, even though a portion of the cycles or flight hours was incurred prior to initiation of the Lease Agreements. Accordingly, at the inception of such leases, the Company accrued (as accrued maintenance) the portion of the estimated cost of the initial overhaul pertaining to cycles or flight hours incurred prior to inception of the lease. The amounts capitalized as aircraft leasehold costs totaled approximately $1,763,000 and $2,396,000 for the years ended December 31, 2000 and 1999, respectively. Lease agreements commencing in 2001 provide for sufficient reserves to

9. Leases (continued)

fund the first expected maintenance event or require the lessors to pay for any costs of the first overhaul or major repairs in excess of reserves paid to date. As a result, there was no overhaul component capitalized for the year ended December 31, 2001. The capitalized component is being amortized on the straight-line method over five years, the estimated lease terms. Amortization totaled approximately $705,000, $827,000, and $590,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Lease Agreements have lease terms ranging between five and six years and generally contain no option to extend the lease term. In December 1999, one lease agreement was modified to extend its lease term through July 2000.

Other

The Company leases facilities as well as office space for its corporate headquarters from local airport authorities. These operating leases have terms ranging from one month to five years. In addition, the Company leases certain aircraft engines, auxiliary power units, certain equipment, and other office space. These operating leases have terms ranging from one to six years. Total rental expense for operating leases other than aircraft charged to operations for the years ended December 31, 2001, 2000, and 1999 was approximately $5,009,000, $4,994,000, and $4,258,000, respectively. Approximately $154,000 of rental expense for the year ended December 31, 2001 was attributed to related parties. There was no related party rental expense for 2000 and 1999.

Future minimum lease payments under all noncancelable operating leases at
December 31, 2001 were as follows:

2002	$22,422,891
2003	19,108,788
2004	14,394,024
2005	8,575,774
2006	8,255,774
Thereafter	2,900,694
Total minimum lease payments	$75,657,945

9. Leases (continued)

During 2001, 2000, and 1999, the Company leased property and equipment under agreements accounted for as capital leases. The lease agreements expire at varying dates through February 2006 and contain options allowing the Company to purchase the property for a nominal amount.

Property and equipment at December 31, 2001 and 2000 include the following amounts for assets held under capital leases:

	2001	2000

Other property and equipment	$1,189,122	$882,224
Less accumulated amortization	(439,423)	(253,251)
Net assets held under capital lease	$ 749,699	$628,973

Amortization of the property and equipment held under capital leases is computed by the straight-line method over the lesser of the life of the lease or estimated useful life of the asset and is included in depreciation expense. Future minimum payments under the capital leases are as follows at December 31, 2001:

Year Ending December 31	Capital Leases

2002	$302,710
2003	100,862
2004	38,020
2005	26,672
2006	5,863
Total minimum lease payments	474,127
Amounts representing interest	47,282
426,845
Less current portion	274,908
$151,937

10. Commitments and Contingencies

In December 2000, the Company signed a letter of intent to lease six Boeing MD-80 series aircraft, with options to lease two additional aircraft, from Pegasus Aviation, a related party. In July 2001, in connection with the VAC Transaction, the Company agreed to lease an additional two Boeing MD-80 series aircraft from Pegasus Aviation. The Company took delivery of five of these aircraft during 2001 and expects to take delivery of the remaining three by the end of 2002. The Company has not exercised its remaining two options.

The Company is party to various legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or results of operations.

11. Federal Grant Assistance Income

On September 11, 2001, international terrorists hijacked four aircraft (operated by American Airlines and United Airlines) and crashed them into New York City's World Trade Center twin towers and the Pentagon in Washington D.C. This act of war resulted in the closure of the U.S. air traffic system for over two days and has resulted in significantly reduced demand for air travel.

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

The $5 billion of direct grants has been allocated among U.S. airlines based on their relative size, as measured by available seat miles or cargo ton miles flown during the month of August 2001. The allocation to the Company, which was received in 2001 and recognized as other income, was approximately $7,286,000.

During the fourth quarter 2001, the Company applied for a loan guarantee from the federal government for financing that the Company is seeking. There can be no assurance that such financing can be obtained.

12. Aircraft Return and Lease Termination

During 2001, the Company returned six of its aircraft at or prior to the end of the respective leases. As a result, the Company incurred several charges including the write-off of aircraft leasehold costs associated with these aircraft of approximately $967,000, loss of certain aircraft deposits and other related assets of $450,000, and maintenance expense related to the return of the aircraft of approximately $680,000.

On December 27, 2001, the Company committed to terminate lease agreements relating to two of its aircraft which were taken out of service on January 8, 2002 and February 15, 2002, respectively. The early termination of the leases resulted in several charges including the loss of aircraft deposits of approximately $805,000, early return fees of approximately $800,000, approximately $934,000 in rental fees for the periods the aircraft will be out of service prior to their return dates, approximately $100,000 of maintenance expense related to the return of the aircraft, and $88,000 of other expenses. Approximately $6,000 of the charges have been paid as of December 31, 2001.

13. Recently Issued Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. This new standard, when in effect, will supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of, providing one accounting model for the review of asset impairment. SFAS No. 144 retains much of the recognition and measurement provisions of SFAS No. 121 but removes goodwill from its scope. The Company will adopt this standard effective January 1, 2002 and does not expect a material impact on the financial statements.

14. Subsequent Events

In January 2002, the Company received notice from the bank that processes its bank card sales transactions that they will cease processing the Company's credit card receivables on March 31, 2002, as a result of the bank ceasing this line of business in general. The Company has obtained a nonbinding agreement in principle from a new bank to assume such functions and is in the process of finalizing the agreements with this new bank to

14. Subsequent Events (continued)

complete the transition of processing by March 31, 2002. The proposed terms of the agreement with the new bank are not materially different from the terms of the existing agreement. However, the new bank has advised the Company that they will not accept a surety bond as collateral as did the current credit card processor. Accordingly, the Company must obtain replacement collateral satisfactory to the new processor or the new processor will withhold funds when its exposure exceeds the value of the letters of credit to be provided as collateral. Additionally, the Company must obtain the approval of the old bank and the stockholders providing the existing letters of credit (see Note 7), that such letters of credit may also be used to secure the new bank. There can be no assurance that these approvals will be obtained. Inability to replace the bank card sales transaction processing function could cause the Company to cease operations.

In November 2001, the Company signed a letter of intent with debis AirFinance to lease two MD-80 series aircraft. The Company entered into lease agreements and accepted delivery of these aircraft in January and February 2002.

In March 2002, the Company agreed to return two Boeing 737-200 aircraft to their lessor and expects to complete such returns prior to the end of April 2002. The costs associated with the return of these aircraft, estimated at approximately $800,000, will be recognized in March 2002.

In March 2002, the Company's Board of Directors has approved a one-for-five reverse stock split, subject to shareholder approval.

In March 2002, the Company agreed to issue warrants to purchase 3,500,000 shares of common stock at a price per share of $0.24782 to its financial advisor as settlement of compensation earned on transactions completed prior to December 31, 2001. This compensation was recorded as an accrued expense of $737,000 in the December 31, 2001 financial statements.

Schedule

Vanguard Airlines, Inc.

Schedule II - Valuation and Qualifying Accounts
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions -Describe	Balance at End of Period

Year ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Valuation reserve for deferred tax assets	$36,287,401	$11,907,494	$ -	$ -	$48,194,895
Allowance for doubtful accounts	291,563	208,995	-	-	500,558

Year ended December 31, 2000:
Reserves and allowances deducted from asset accounts:
Valuation reserve for deferred tax assets	26,601,106	9,686,295	-	-	36,287,401
Allowance for doubtful accounts	96,000	290,191	-	(94,628) (1)	291,563

Year ended December 31, 1999:
Reserves and allowances deducted from asset accounts:
Valuation reserve for deferred tax assets	24,984,110	1,616,996	-	-	26,601,106
Allowance for doubtful accounts	303,000	109,014	-	316,014 (1)	96,000

(1) Accounts written off, net of recoveries.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANGUARD AIRLINES, INC.

Dated: March 28, 2002 By: SCOTT DICKSON

Scott Dickson

Chief Executive Officer and President

We, the undersigned, directors and officers of Vanguard Airlines, Inc. (the Company), do hereby severally constitute and appoint Scott Dickson, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature and Title Date

SCOTT DICKSON March 28, 2002

Scott Dickson, Chairman of the Board,

Chief Executive Officer and President

(Principal Executive Officer)

DAVID A. RESCINO March 28, 2002

David A. Rescino, Vice President - Finance

and Chief Financial Officer

(Principal Financial and Accounting Officer)

LEE M. GAMMILL March 28, 2002

Lee M. Gammill, Jr., Director

MARK D. POWERS March 28, 2002

Mark D. Powers, Director

DENIS T. RICE March 28, 2002

Denis T. Rice, Director

LEIGHTON W. SMITH March 28, 2002

Leighton W. Smith, Director

ROBERT J. SPANE March 28, 2002

Robert J. Spane, Director