Form 10-Q
period 2002-03-31
VANGUARD AIRLINES INC \DE\
filed 2002-05-15
CIK 1000578

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes X No ______

At March 31, 2002 there were 43,098,111 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Part I. - Financial Information

Item 1. - Financial Statements
Vanguard Airlines, Inc. Condensed Balance Sheets
	March 31, 2002 (Unaudited)	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 3,260,294	$ 5,754,493
Accounts receivable, less allowance for doubtful accounts of $557,143 at March 31, 2002 and $500,558 at December 31, 2001	7,282,601	4,770,184
Inventories	2,933,321	2,865,473
Prepaid expenses and other current assets	4,073,209	3,178,357
Total current assets	17,549,425	16,568,507

Property and equipment, at cost:
Aircraft improvements and leasehold costs	1,865,639	3,615,109
Aircraft engines and rotable inventory	8,630,111	8,288,983
Reservation system and communication equipment	992,667	992,667
Other property and equipment	7,124,154	7,031,284
	18,612,571	19,928,043
Accumulated depreciation and amortization	(11,546,596)	(12,052,228)
	7,065,975	7,875,815

Deferred debt issuance costs	1,132,222	1,471,889
Leased aircraft deposits	3,512,000	3,179,000
Fuel and security deposits	1,400,580	1,400,580
Other	2,105,276	2,244,558
	8,150,078	8,296,027

Total assets	$32,765,478	$32,740,349

Vanguard Airlines, Inc. Condensed Balance Sheets (continued)
	March 31, 2002 (Unaudited)	December 31, 2001
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$ 32,425,162	$ 29,657,212
Accrued expenses	9,407,444	7,977,110
Air traffic liability	15,228,179	13,454,704
Current portion of accrued maintenance	2,661,725	1,707,391
Current portion of capital lease obligations	258,349	274,908
Current portion of long-term debt and related- party notes payable	8,112,282	8,349,055
Total current liabilities	68,093,141	61,420,380

Accrued maintenance, less current portion	198,260	202,858

Capital lease obligations, less current portion	142,165	151,937

Stockholders' deficit:
Preferred stock - Series A, $0.001 par value:
Authorized shares - 450,000
Issued and outstanding shares - 302,362	302	302
Liquidation preference - $3,023,620
Preferred stock - Series B, $0.001 par value:
Authorized shares - 100,000
Issued and outstanding shares - 100,000	100	100
Liquidation preference - $7,500,000
Preferred stock - Series C, $0.001 par value:
Authorized shares - 250,000
Issued and outstanding shares - 187,500 in 2001	188	188
Liquidation preference - $3,750,000
Common stock, $0.001 par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 43,098,111 at March 31, 2002 and December 31, 2001	43,099	43,099
Additional paid-in capital	105,517,030	104,187,030
Accumulated deficit	(141,228,807)	(133,265,545)
Total stockholders' deficit	(35,668,088)	(29,034,826)
Total liabilities and stockholders' deficit	$ 32,765,478	$ 32,740,349

See accompanying notes.

Vanguard Airlines, Inc. Statement of Operations (Unaudited)
	Three Months ended March 31,
	2002	2001

Operating revenues:
Passenger revenues	$32,831,273	$24,796,768
Other	1,180,744	1,714,297
Total operating revenues	34,012,017	26,511,065

Operating expenses:
Flying operations	8,910,090	7,751,232
Aircraft fuel	6,583,981	8,151,195
Maintenance	6,294,691	5,788,399
Passenger service	3,598,088	2,095,234
Aircraft and traffic servicing	6,460,447	5,907,211
Promotion and sales	4,925,588	4,343,935
General and administrative	1,631,648	1,223,969
Depreciation and amortization	519,589	1,000,007
Aircraft return and lease termination costs	943,826	1,167,222
Total operating expenses	39,867,948	37,428,404
Operating loss	(5,855,931)	(10,917,339)

Other income (expense):
Interest expense	(979,833)	(219,935)
Interest income	21,623	40,533
Deferred debt issuance cost amortization	(339,667)	(84,334)
Other	(216,485)	(583,957)
Total other expense, net	(1,514,362)	(847,693)

Loss before extraordinary item	(7,370,293)	(11,489,082)

Extraordinary item	(592,969)	---

Net loss	$ (7,963,262)	$ (11,489,082)

Basic and diluted loss per share:
Loss before extraordinary item	$ (0.17)	$ (0.56)
Extraordinary item	(0.01)	---
Net loss	$ (0.18)	$ (0.56)

Weighted average shares used in
per share computation:
Basic and Diluted	43,098,111	20,572,737

See accompanying notes.

Vanguard Airlines, Inc. Statements of Cash Flows (Unaudited)
	Three Months ended March 31,
	2002	2001
Operating activities
Net loss	(7,963,262)	$ (11,489,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary item	592,969	---
Noncash position of aircraft return and lease termination costs	789,277	275,950
Depreciation	354,771	665,453
Amortization	164,820	334,554
Debt issuance cost amortization	339,667	84,333
Changes in operating assets and liabilities:
Accounts receivable	(2,512,417)	(583,098)
Inventories	(67,848)	(7,058)
Prepaid expenses and other current assets	(894,852)	(463,981)
Deposits and other	(254,498)	(1,006,399)
Accounts payable	3,504,981	480,938
Accrued expenses	1,430,334	853,348
Accrued maintenance	949,736	(739,733)
Air traffic liability	1,773,475	7,407,467

Net cash used in operating activities	(1,792,847)	(4,187,308)

Investing activities
Purchases of property and equipment	(403,868)	(1,164,734)

Financing activities
Payments on capital lease obligations	(60,711)	(92,472)
Payments on long term debt	(236,773)	(549,595)
Proceeds from the issuance of preferred shares	---	3,147,219
Net cash provided by (used in) financing activities	(297,484)	2,505,152

Net decrease in cash and cash equivalents	(2,494,199)	(2,846,890)
Cash and cash equivalents at beginning of period	5,754,493	3,560,029
Cash and cash equivalents at end of period	$ 3,260,294	$ 713,139

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$98,956	$ 70,694

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$34,380	---

See accompanying notes.

Vanguard Airlines, Inc.

Notes to Unaudited Condensed Interim Financial Statements

March 31, 2002

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Vanguard Airlines, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all transactions considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For the three months ended March 31, 2002 and the year ended December 31, 2001, the Company incurred a net loss of approximately $8 million and $31 million, respectively. The Company had a working capital deficiency and stockholders' deficit at March 31, 2002 of approximately $51 million and $36 million, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company requires additional debt or equity financing to fund ongoing operations in 2002. The Company is seeking to raise additional capital; however, there can be no assurance that the Company will raise sufficient capital to fund ongoing operations in 2002. In order to obtain such financing, the Company intends to seek to restructure certain of its financial obligations and to issue new equity. The issuance of additional shares of equity in connection with such financing could dilute the interests of existing stockholders of the Company. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations.

In March 2002, the Company's Board of Directors has approved a one-for-five reverse stock split, subject to shareholder approval.

2. Earnings per Share

For the three month period ended March 31, 2002 and 2001, the computation of basic loss per share was based on the weighted average number of outstanding common shares. The computation of diluted net loss per share was based solely on the weighted average number of outstanding common shares. Outstanding preferred stock, employee stock options and warrants were not included in the calculation of diluted loss per share, as such inclusion would be antidilutive.

3. Long-term Debt and Related-party Notes Payable

On December 29, 2000, the Company entered into a loan agreement with a related party to borrow $3.0 million. The Company received approximately $2.6 million in cash net of the first loan payment, a security deposit and loan costs. The obligation is secured by various aircraft parts and ground equipment. The obligation is payable in monthly installments through December 2003, including interest at prime plus 2.5%. This agreement provided the Company the ability to borrow up to an additional $1.0 million under substantially the same terms as the initial loan. As of March 31, 2002, no additional borrowings had been made against this facility. At March 31, 2002 and December 31, 2001, this debt was in default due to delinquent payments. Accordingly, this amount has been classified as a current liability on the accompanying balance sheets.

In 2001, the Company entered into lease deferral notes payable for approximately $5,582,000, including approximately $200,000 of accrued interest, with certain of its aircraft lessors. Additionally in 2001, the Company issued a note payable for $999,000 to a lessor to satisfy its maintenance obligation at the scheduled return of an aircraft. Repayment of these loans, including accrued interest at 10%, generally was scheduled to commence in July 2001 with maturities varying through December 2002. To date, the Company has not made any of the payments required under these loans and was, therefore, in default of these notes at March 31, 2002 and December 31, 2001. Accordingly, these notes have been classified as a current liability on the accompanying balance sheets. These notes are callable upon demand and the Company is accruing penalty interest at an annual rate of 14%.

The Company has also not made certain payments required under its aircraft leases. All required lease payments (and interest at contractual rates) due under the Company's lease agreements (without acceleration) with respect to periods through March 31, 2002, have been accrued in the statements of operations and all such amounts which had not been paid as of March 31, 2002, are reflected as accounts payable in the balance sheets.

The Company has received notices of default from certain of its aircraft lessors. The Company intends to seek revised lease terms (including forgiveness of certain unpaid lease payments and reductions in future rental obligations) with all its aircraft lessors in connection with the Company's efforts to obtain new financing. The Company intends that such revised terms, if agreed to, would allow for the removal of the notices of default.

4. Financial Instruments and Leases

In January and February 2002, the Company entered into operating leases for two (2) MD-82 aircraft with Gustav Leasing IV Limited, pursuant to the November 2001 letter of intent with debis AirFinance. The terms of these leases are for five (5) years from delivery.

On March 6, 2002, the Company issued warrants to purchase 3,500,000 shares of common stock at a price per share of $0.24782 to its financial advisor as settlement of compensation earned on transactions completed prior to December 31, 2001, subject to waiver of anti-dilution rights held by certain shareholders. The value of these warrants as of the issuance date exceeded the recorded liability of $737,000 by approximately $593,000 which has been recorded as an extraordinary item related to the extinguishment of this liability in the March 31, 2002 financial statements.

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

The $5 billion of direct grants has been allocated among U. S. airlines based on their relative size, as measured by available seat miles or cargo ton miles flown during the month of August 2001. The allocation to the Company, all of which was received in 2001 and recognized as other income, was approximately $7,286,000.

During the fourth quarter 2001, the Company applied for a loan guarantee from the federal government for financing that the Company is seeking. The Company revised and resubmitted its application in May 2002. There can be no assurance that such financing can be obtained.

6. Aircraft Return and Lease Termination Costs

On December 27, 2001, the Company committed to terminate lease agreements relating to two of its aircraft which were taken out of service on January 8, 2002 and February 15, 2002, respectively. The early termination of the leases resulted in approximately $2,727,000 of charges which were recorded in 2001. Approximately $51,000 of these charges have been paid as of March 31, 2002. Certain aircraft leasehold improvements related to these aircraft, in the amount of approximately $87,000, were recorded in the first quarter of 2002.

In March 2002, the Company agreed to return two Boeing 737-200 aircraft to their lessor; returning one in March and one in April. As a result, the Company incurred approximately $833,000 of charges including the write-off of aircraft leasehold costs of approximately $641,000, maintenance expense related to the return of the aircraft of approximately $132,000 and loss of certain related assets of approximately $60,000 which were recorded in the first quarter.

In the first quarter of 2001, the Company returned two Boeing 737-200 aircraft to their lessors. As a result, the Company incurred approximately $1,167,000 of charges including maintenance expense related to the return of the aircraft of approximately $891,000, loss of certain aircraft deposits of approximately $225,000 and the write-off of aircraft leasehold costs of approximately $51,000.

7. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

8. Reclassification

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

9. Subsequent Events

On May 10, 2002, the Company entered into an agreement with a bank card processor to replace its current processor beginning on May 13, 2002. The Company's current processor had previously notified the Company of its desire to terminate its agreement as a result of its ceasing this line of business in general. The terms of the agreement with the new processor are not materially different from the terms of the existing agreement. However, the new processor has advised the Company that they will not accept a surety bond as collateral as did the current credit card processor. Accordingly, the Company must obtain replacement collateral satisfactory to the new processor or the new processor will withhold funds when its exposure exceeds the value of the letters of credit to be provided as collateral. Additionally, the Company must obtain formal approval of the old bank and the stockholders providing the existing letters of credit that such letters of credit may also be used to secure the new bank. The Company has received preliminary indications that such approvals will be provided. The transfer of credit card processing functions may disrupt the Company's cash flow and accelerate the need for immediate funding. See Note 1.

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

The Company filed its original application for a federal loan guarantee with the Air Transportation Stabilization Board ("ATSB") on December 6, 2001 and has filed several revisions in response to comments from the ATSB. The Company's application currently in process at ATSB seeks a $13.5 million federal guarantee of a $15 million loan. The Company is aggressively supporting its application by providing the ATSB with data demonstrating the importance to a competitive national transportation system of low fare airlines like Vanguard, as well as Vanguard's projected ability to repay the loan based on its current business plan. Although there can be no promises as to future results, management believes the Company has a viable business plan that can lead to sustained profitability; demonstrated by the Company's recent results as compared to general industry results.

The Company is also seeking to restructure its existing vendor payables, aircraft lease obligations, and equity interests, in connection with the receipt of new financing either with, or without, the federal loan guarantees. The Company intends to reduce its existing payables by an amount that has not been finally determined and to restructure its aircraft lease obligations to reflect fair market lease values. The Company's Board of Directors has approved a one-for-five reverse stock split which would reduce the number of shares of Vanguard common stock outstanding or reserved for issuance, thereby creating a larger pool of unissued and unreserved shares available for issuance to a new investor in connection with the contemplated financings. The reverse stock split is being submitted to stockholders for their approval. The issuance of common stock or common stock purchase rights in connection with such restructuring or financings may substantially dilute the interests of existing stockholders. There can be no assurance that such restructuring can be accomplished.

Recent Development of Vanguard's Business

On May 6, an election was held to determine whether the flight attendants of Vanguard Airlines wished to be represented by the International Association of Machinists and Aerospace Workers ("IAM") in collective bargaining. Less than 25% of Vanguard's flight attendants voted for such representation and, accordingly, the IAM was not elected.

In the first quarter of 2002, the Company began implementation of a highly-automated revenue management system intended to maximize the Company's revenue through close monitoring of booking levels to reduce unnecessary deep-discounting of the Company's fares. The implementation phase of this project should be completed shortly. Management is seeing preliminary benefits from this system in the form of higher average fares. The system will be fully functional in June 2002 and additional yield and revenue benefits are expected. However, it should be noted that general fare levels are subject to industry conditions.

In response to the decreased demand for air transportation following the September 11 terrorist attacks, the Company temporarily reduced its scheduled level of flying by approximately 15% and furloughed approximately 150 employees. As of March 1, 2002, the Company had recalled all furloughed employees and recommenced growth in its airline operations. As of May 5, 2002, the Company operates approximately 15% more daily departures than it operated as of September 1, 2001. The Company has scheduled further increases in its operation in early June, including the commencement of nonstop service between Kansas City and Seattle. The Company is scheduling, as of June 3, 2002, approximately 30% more daily departures than it operated in August 2001.

The tragic events of September 11, coupled with the unanticipated difficulty and delay in accessing the federal loan assistance provided by the ATSSSA, has adversely impacted the ability of the Company to lease additional aircraft on the timetable needed to increase its operations. Accordingly, the Company has entered into short-term subservice arrangements whereby the Company contracts with other federally-certificated airlines to operate certain of its scheduled flights. In March and April 2002, these arrangements filled daily requirements created by scheduled maintenance events and aircraft delivery delays. From May through July, the Company has contracted for approximately two lines of flying to be provided by subservice flights, in most cases under a contract with TransMeridian Airlines, an airline related to Pegasus Aviation. While this will result in an increase in unit costs as compared to the cost of providing such operations with the Company's own aircraft, management believes that continued near-term growth to achieve a significant hub operation is critical to the Company's strategic business plan.

Results of Operations -

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

Selected Financial and Operational Data:

	Three months ended March 31,
	2002	2001	Change	%
Revenue passengers carried	387,608	346,336	41,272	11.9
Revenue passenger miles - RPMs (000s)	301,782	238,811	62,971	26.4
Available seat miles - ASMs (000s)	462,538	398,542	63,996	16.1
Load Factor	65.2%	59.9%	5.3pts.	8.8
Departures	5,021	4,910	111	2.3
Average length of haul	779	690	89	12.9
Miles flown (000s)	3,709	3,321	388	11.7
Block hours flown	10,453	9,804	649	6.6
Passenger Yield	$ 0.109	$ 0.104	0.005	4.8
Total Revenue per ASM	$ 0.074	$ 0.067	0.007	10.5
Operating Expenses per ASM	$ 0.086	$ 0.094	(.008)	(8.5)
Operating Expenses per block hour	3,814	3,818	(4)	0.1
Average fuel cost per gallon	$ 0.72	$ 1.01	(0.29)	(28.7)
Average size of fleet for period	13.2	12.6	0.6	4.8

For the quarter ended March 31, 2002 ("1Q 2002"), the Company realized a net loss of $8.0 million compared with a net loss of $11.5 million for the quarter ended March 31, 2001 ("1Q 2001"). The substantial improvement in the Company's results of operations between the periods is attributable to the change in business strategy implemented in 2001, partially offset by decreases in overall passenger demand resulting from the events of September 11, 2001. From 1Q 2001 to 1Q 2002, the Company achieved increases in load factor and yield and a decrease in unit costs. Operating revenue increased 28.3%, or $7.5 million, for 1Q 2002 compared with 1Q 2001, while operating expenses increased 6.5%, or $2.4 million, in each case on a 16.1% increase in scope of operations, as measured by ASMs.

The Company's scope of operations (as measured by ASMs) increased 16.1% between the periods as a result of a 12.9% increase in average length of haul and a 2.3% increase in flight departures. Average length of haul (the average length of a passenger's flight) increased as a result of the Company's reconfiguration of its route system to longer-haul flying from a Kansas City hub.

Operating Revenues

Total operating revenues increased 28.3% to $34.0 million for 1Q 2002 from $26.5 million for 1Q 2001. The increase in revenues is attributable to the 16.1% increase in scope of operations, an 8.8% increase in load factor and a 4.8% increase in yield (average fare realized per mile flown.) The increase in operations and load factor together resulted in a 26.4% increase in revenue passenger miles (RPMs).

The increases in load factor and yield are attributable to greater acceptance of and demand for the Company's product following the reconfiguration of the Company's route system to refocus on a Kansas City hub serving major domestic destinations. Such reconfiguration was started in late 2000 and, although largely in place in 1Q 2001, had not been fully established. During 1Q 2001, the Company's load factor suffered on account of the reconfiguration as traffic on new routes tends to build over time. The Company's yields also suffered in 1Q 2001 as the Company then instituted fare sales in order to stimulate demand. Management also believes the Company's load factor during 1Q 2001 suffered on account of passengers booking away from the Company due to a decline in the Company's operational performance in late 2000.

Revenues from expiration of nonrefundable tickets, included in Passenger revenues, totaled $2.1 million in 1Q 2002 compared with $2.2 million for 1Q 2001. Service fees, included in other revenues, declined to $0.5 million in 1Q 2002 from $0.9 million for 1Q 2001, largely due to the Company's change in fare rules to restrict rebooking of nonrefundable fares.

Operating Expenses

The following table sets forth the Company's major expense categories as a percentage of the Company's total operating expenses and as expressed on a unit basis as cost per available seat mile:

	Three months ended March 31
	2002		2001
	Percent of Expenses	Cents Per ASM	Percent of Expenses	Cents Per ASM
Operating expenses:
Flying operations	22.3	1.93	20.7	1.94
Aircraft fuel	16.5	1.42	21.8	2.05
Maintenance	15.8	1.36	15.4	1.45
Passenger service	9.0	0.78	5.6	0.53
Aircraft and traffic servicing	16.2	1.40	15.8	1.48
Promotion and sales	12.4	1.07	11.6	1.09
General and administrative	4.1	0.35	3.3	0.31
Depreciation and amortization	1.3	0.11	2.7	0.25
Aircraft return and lease termination costs	2.4	0.20	3.1	0.29
Total operating expenses	100.0	8.62	100.0	9.39

Unit costs on a cents-per-ASM basis decreased 8.2% for 1Q 2002 compared with 1Q 2001. Unit cost decreases in fuel and maintenance expense were partially offset by unit cost increases in passenger service expense. Unit costs for fuel decreased 30.7% principally due to lower cost of fuel in 1Q 2002. Passenger service expense increased due to the Company applying more liberal policies to reaccommodate passengers on other airlines in the event of service disruptions. The Company cancelled 3.0% of its flights in 1Q 2002 as compared to 1.6% in 1Q 2001.

Flying operations expense increased 15.0%, or $1.2 million, in 1Q 2002 compared with 1Q 2001, commensurate with the increase in scope of operations. On a cents-per-ASM basis, flying operations expense was substantially unchanged from 1Q 2002 and 1Q 2001.

Fuel costs decreased 19.2%, or $1.6 million, in 1Q 2002 compared with 1Q 2001. Fuel usage increased 14% to approximately 9.7 million gallons for 1Q 2002, commensurate with a 6.6% increase in block hours flown and the higher fuel utilization per hour of the MD-80 aircraft, while average cost per gallon decreased 29% to $0.72 for 1Q 2002 from $1.01 in 1Q 01.

Maintenance costs increased $0.5 million, 8.8%, in 1Q 2002 compared with 1Q 2001. Maintenance unit costs, on a cents per ASM basis, decreased 6.2% to 1.36 cents for 1Q 2001 from 1.45 cents for 1Q 2000. This decrease was principally due to the return of the Company's oldest aircraft during the past twelve months and improved reliability resulting from introduction of newer MD-80 aircraft into the fleet. The average age of the Company's operating fleet was 16 years as of March 31, 2002, as compared to 21 years as of March 31, 2001. 1Q 2001 results included $1.1 million of expense credits to reflect the recognition of receivables from lessors for maintenance work payable from reserve funds and the determination that certain scheduled major maintenance events would not have to be performed during the term of the aircraft leases as originally assumed.

Passenger service expense increased $1.5 million, 71.7%, in 1Q 2002 compared with 1Q 2001. Passenger liability insurance costs increased to $1.0 million in 1Q 2002 from $0.3 million in 1Q 2001 primarily due to the significant insurance rate increases and surcharges imposed after September 11; the 11.9% increase in passenger volumes represents only a fraction of this increase. Passenger accommodation costs increased $0.5 million in 1Q 2002 compared with 1Q 2001 principally due to more liberal policies for accommodating passengers impacted by schedule irregularities implemented during 2001 and fully in place during 1Q 2002.

Promotion and sales expenses increased 13.4%, or $0.6 million, in 1Q 2002 compared with 1Q 2001. Advertising decreased $1.0 million due to a reduced budget for advertising on account of the Company's need to conserve cash over the short-term. This decrease was partially offset by a $0.7 million increase in fees for booking reservations through travel agent global distribution systems in 1Q 2002 as compared to 1Q 2001, as expected with the increase in travel agency sales following the Company's switch to the Sabre reservation system in April 2001. Reservations and sales payroll expenses also decreased approximately $0.2 million in 1Q 2002 from 1Q 2001 due largely to the shift in booking activity to travel agencies, including online travel agencies as a result of the Company's transition to the Sabre reservation system in April 2001.

General and administrative expenses increased 33.3%, or $0.4 million, in the 1Q 2002 compared with 1Q 2001. $0.2 million of this increase is due to outsourcing of revenue accounting associated with the transition to Sabre in April 2001.

Depreciation and amortization expense decreased 48.1%, or $0.5 million, principally due to the write-off of aircraft leasehold improvements in conjunction with the return of Boeing 737-200 aircraft during 2001 and the change in useful lives of rotable parts from five to ten years.

Aircraft return and lease termination costs recorded in 1Q 2002 related primarily to the return of two Boeing 737-200 aircraft to their lessor and consist principally of the write-off of the remaining net book value of the leasehold improvement made to those aircraft. The costs recorded in 1Q 2001 related to the return of two Boeing 737-200 lessors to their respective lessors and consisted principally of maintenance costs incurred to return the aircraft to the condition specified in the leases.

Other Expense

Other expense, net, consists primarily of interest expense, net of interest income and amortization of transaction fees and debt issuance cost. Other expense increased $0.9 million in 1Q 2002 compared with 1Q 2001, $0.8 million of which was due to default interest on certain aircraft lease payments and on notes related to deferred payables. The balance of this increase is primarily due to greater amortization of deferred debt issuance costs. Deferred debt issuance costs includes the estimated fair value of certain warrants issued in the second quarter of 2001 in connection with financing activities, which is amortized over the terms of the related agreements.

Extraordinary Item

The Extraordinary item included in the March 31, 2002 statement of operations related to warrants issued to purchase 3,500,000 shares of common stock at a price per share of $0.24782 issued to the Company's financial advisor as settlement of compensation earned on transactions completed prior to December 31, 2001, subject to waiver of anti-dilution rights held by certain shareholders. The value of these warrants as of the issuance date exceeded the recorded liability by approximately $0.6 million.

Liquidity and Capital Resources

The Company continues actions designed to achieve long-term profitability and improve its capital resources. Management's strategy to achieve long-term profitability includes building connecting traffic at its Kansas City hub through strategic routes, increasing yields through improved revenue management processes and automation, fleet renewal, improving customer service, adding new cities and flights to existing cities to increase connecting opportunities, increasing efforts to attract and retain price-sensitive business travelers and continuing cost savings programs. There can be no assurance that such efforts will be successful.

As a result of the Company's operating losses and limited financial resources, the Company's independent auditors have expressed a "going concern" qualification on the Company's financial statements for the year ended December 31, 2001. The Company had a working capital deficiency and stockholders' deficit at March 31, 2002 of approximately $51 million and $36 million, respectively.

Since inception, the Company has financed its operations and met its capital expenditure requirements primarily with proceeds from public and private sales of equity and debt securities. Prior to 2001, such financings have been made possible by two principal stockholders, The Hambrecht 1980 Revocable Trust and the J. F. Shea Company (together, the "H/S Investors"). In 2001, such financings were made possible by Vanguard Acquisition Company ("VAC"), a company related to Pegasus Aviation. VAC currently holds approximately 37% of the Company's issued and outstanding voting securities.

The Company requires additional debt or equity financing to fund ongoing operations in 2002. As discussed above, the Company is seeking to raise additional capital with the federal loan assistance made possible by recent federal legislation; however, there can be no assurance that such capital can be obtained. The inability to secure additional funding could have a material adverse effect on the Company, including the possibility that the Company could have to cease operations. In connection with any such financing, the Company intends to seek to restructure its existing vendor payables and aircraft lease obligations, and may issue new equity to the new investors. The Company's Board of Directors has approved a one-for-five reverse stock split which would reduce the number of shares of Vanguard common stock outstanding or reserved for issuance, thereby creating a larger pool of unissued and unreserved shares available for issuance to a new investor in connection with the contemplated financings. The reverse stock split is being submitted to stockholders for their approval. The issuance of common stock or common stock purchase rights in connection with such restructuring or financings may substantially dilute the interests of existing stockholders. There can be no assurance that such restructuring can be accomplished.

The Company has also not made certain payments required under notes previously issued in connection with aircraft rent deferrals and has not made certain payments required under its aircraft leases. All required lease payments (and interest at contractual rates) due under the Company's lease agreements (without acceleration) with respect to periods through March 31, 2002, have been accrued in the income statements and all such amounts which had not been paid as of March 31, 2002, are reflected as accounts payable in the balance sheets.

The Company has received notices of default from certain of its aircraft lessors. The Company intends to seek revised repayment terms (including forgiveness of certain accrued payables and reductions in future rental obligations) with all its aircraft lessors in connection with the Company's efforts to obtain new financing.

The Company continues to review its alternatives to purchase or lease additional aircraft under suitable terms. In connection with funding obtained in 2001, the Company entered an agreement providing Pegasus Aviation status as a preferred supplier of aircraft leased or purchased by the Company, including certain rights of first refusal in the event the Company seeks to lease additional aircraft. The Company has agreed to lease eight MD-80 aircraft from Pegasus Aviation, the first six of which were delivered to the Company prior to March 31, 2002 and the seventh of which was delivered in May 2002. The Company is required to provide lease deposits aggregating $2.3 million with respect to these aircraft, of which $0.6 million has been deposited.

Nearly all of the Company's ticket sales are charged to credit cards. The bank which processes the Company's credit card receipts requires the Company to provide collateral to secure payments made with respect to tickets sold but not yet flown. The Company currently has a total of $10 million in available security instruments that may be used to collateralize its exposure with the bank. To the extent that the credit card exposure (as defined) exceeds $10 million, the bank withholds cash generated by new ticket sales in a restricted account to provide collateral for the amount of the exposure above $10 million. The $10 million security instruments consist of a $4 million letter of credit (the "LOC") provided by two of the Company's principal stockholders and a $6 million surety bond (the "Surety Bond") provided by North American Specialty Insurance Company. In August 2001, the bank advised the Company that it would cease processing the Company's credit card receivables as a result of the bank ceasing this line of business in general. On May 10, 2002, the Company entered into an agreement with a new bank to assume such functions; however, the new bank is unwilling to accept a surety bond as collateral. Accordingly, the Company must obtain replacement collateral satisfactory to the new processor or the new processor will withhold funds when its exposure exceeds $4 million. The Company also must obtain the approval of the old bank and the stockholders providing the letters of credit that such letters of credit may also be used to secure the new bank. There can be no assurance that timely arrangements can be completed that would allow the Company continued access to these letters of credit as collateral against future credit card sales. Failure to complete such arrangements would have a significant impact on the Company's cash position.

In July 2001, the Company was notified by Airlines Reporting Corporation (ARC) that its Letter of Credit securing cash transactions was under-funded according to ARC's cash reserve requirements. In addition, the Company was notified in July 2001 by one of its credit card processors and in April 2002 by another credit card processor (neither of which is secured by the LOC or Surety Bond referred to above) that its collateral balance was under-funded. As of May 5, 2002, the Company has posted an aggregate of $1.7 million cash collateral to fund these reserves.

The Company's working capital decreased approximately $5.7 million during the first quarter of 2002. This decrease was primarily due to increases in accounts receivable of $2.5 million, due to significantly higher sales volumes in March 2002, and accounts payable of $3.5 million. Air traffic liability also increased by $1.8 million, consistent with the increase in accounts receivable and sales.

The Company expects to expend approximately $10.8 million on various capital expenditures in 2002, which are primarily related to increased aircraft parts inventory levels and additional airport ground equipment; however, the Company's ability to make such expenditures is dependent on its successful efforts to obtain required financing. As of March 31 2002, approximately $0.4 million of such capital expenditures had been incurred.

Item 3. - Quantitative and Qualitative Disclosure about Market Risk

The Company has commodity price risk in that it must purchase jet fuel to operate its aircraft and the Company's earnings are affected by changes in the price of aircraft fuel. At the present time, management does not utilize fuel price hedging instruments to reduce the Company's exposure to fluctuations in fuel prices. Any substantial increase in the price of fuel, or any curtailment in the availability of fuel, could have an adverse effect on the Company. The price the Company pays for aviation fuel has varied from $1.20 to $0.58 per gallon over the last three years. General market conditions could result in further substantial increases in the price of fuel. Based on actual fuel usage during 1Q 2002, each 10-cent increase in the price per gallon of fuel would add $3.7 million of annual expense to the Company. Although the Company has sought from time to time to pass increases in fuel costs through to consumers (in accordance with general practice in the industry), such efforts may put the Company at a competitive disadvantage and may result in decreases in traffic that offset the increase in ticket prices.

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

Signature and Title Date

/s/ SCOTT DICKSON May 15, 2002

Scott Dickson, CEO and President

/S/ DAVID RESCINO May 15, 2002

David Rescino, Chief Financial Officer

(Principal Accounting Officer)