Form 10-Q/A
period 2002-03-31
VANGUARD AIRLINES INC \DE\
filed 2002-05-23
CIK 1000578

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

This Amendment is filed to correct the following line items in the financial statements:

"Other Income (expense): Other" for the Three months ended March 31, 2001, is changed to (308,007) from (583,957).

"Total other expense, net" for the Three months ended March 31, 2001, is changed to (571,743) from (847,693).

No other changes are made by this amendment.

Part I. - Financial Information

Item 1. - Financial Statements
Vanguard Airlines, Inc. Condensed Balance Sheets
	March 31, 2002 (Unaudited)	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 3,260,294	$ 5,754,493
Accounts receivable, less allowance for doubtful accounts of $557,143 at March 31, 2002 and $500,558 at December 31, 2001	7,282,601	4,770,184
Inventories	2,933,321	2,865,473
Prepaid expenses and other current assets	4,073,209	3,178,357
Total current assets	17,549,425	16,568,507

Property and equipment, at cost:
Aircraft improvements and leasehold costs	1,865,639	3,615,109
Aircraft engines and rotable inventory	8,630,111	8,288,983
Reservation system and communication equipment	992,667	992,667
Other property and equipment	7,124,154	7,031,284
	18,612,571	19,928,043
Accumulated depreciation and amortization	(11,546,596)	(12,052,228)
	7,065,975	7,875,815

Deferred debt issuance costs	1,132,222	1,471,889
Leased aircraft deposits	3,512,000	3,179,000
Fuel and security deposits	1,400,580	1,400,580
Other	2,105,276	2,244,558
	8,150,078	8,296,027

Total assets	$32,765,478	$32,740,349

Vanguard Airlines, Inc. Condensed Balance Sheets (continued)
	March 31, 2002 (Unaudited)	December 31, 2001
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$ 32,425,162	$ 29,657,212
Accrued expenses	9,407,444	7,977,110
Air traffic liability	15,228,179	13,454,704
Current portion of accrued maintenance	2,661,725	1,707,391
Current portion of capital lease obligations	258,349	274,908
Current portion of long-term debt and related- party notes payable	8,112,282	8,349,055
Total current liabilities	68,093,141	61,420,380

Accrued maintenance, less current portion	198,260	202,858

Capital lease obligations, less current portion	142,165	151,937

Stockholders' deficit:
Preferred stock - Series A, $0.001 par value:
Authorized shares - 450,000
Issued and outstanding shares - 302,362	302	302
Liquidation preference - $3,023,620
Preferred stock - Series B, $0.001 par value:
Authorized shares - 100,000
Issued and outstanding shares - 100,000	100	100
Liquidation preference - $7,500,000
Preferred stock - Series C, $0.001 par value:
Authorized shares - 250,000
Issued and outstanding shares - 187,500 in 2001	188	188
Liquidation preference - $3,750,000
Common stock, $0.001 par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 43,098,111 at March 31, 2002 and December 31, 2001	43,099	43,099
Additional paid-in capital	105,517,030	104,187,030
Accumulated deficit	(141,228,807)	(133,265,545)
Total stockholders' deficit	(35,668,088)	(29,034,826)
Total liabilities and stockholders' deficit	$ 32,765,478	$ 32,740,349

See accompanying notes.

Vanguard Airlines, Inc. Statement of Operations (Unaudited)
	Three Months ended March 31,
	2002	2001

Operating revenues:
Passenger revenues	$32,831,273	$24,796,768
Other	1,180,744	1,714,297
Total operating revenues	34,012,017	26,511,065

Operating expenses:
Flying operations	8,910,090	7,751,232
Aircraft fuel	6,583,981	8,151,195
Maintenance	6,294,691	5,788,399
Passenger service	3,598,088	2,095,234
Aircraft and traffic servicing	6,460,447	5,907,211
Promotion and sales	4,925,588	4,343,935
General and administrative	1,631,648	1,223,969
Depreciation and amortization	519,589	1,000,007
Aircraft return and lease termination costs	943,826	1,167,222
Total operating expenses	39,867,948	37,428,404
Operating loss	(5,855,931)	(10,917,339)

Other income (expense):
Interest expense	(979,833)	(219,935)
Interest income	21,623	40,533
Deferred debt issuance cost amortization	(339,667)	(84,334)
Other	(216,485)	(308,007)
Total other expense, net	(1,514,362)	(571,743)

Loss before extraordinary item	(7,370,293)	(11,489,082)

Extraordinary item	(592,969)	---

Net loss	$ (7,963,262)	$ (11,489,082)

Basic and diluted loss per share:
Loss before extraordinary item	$ (0.17)	$ (0.56)
Extraordinary item	(0.01)	---
Net loss	$ (0.18)	$ (0.56)

Weighted average shares used in
per share computation:
Basic and Diluted	43,098,111	20,572,737

See accompanying notes.

Vanguard Airlines, Inc. Statements of Cash Flows (Unaudited)
Three Months ended March 31,
2002		2001
Operating activities
Net loss	(7,963,262)	$ (11,489,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary item	592,969	---
Noncash position of aircraft return and lease termination costs	789,277	275,950
Depreciation	354,771	665,453
Amortization	164,820	334,554
Debt issuance cost amortization	339,667	84,333
Changes in operating assets and liabilities:
Accounts receivable	(2,512,417)	(583,098)
Inventories	(67,848)	(7,058)
Prepaid expenses and other current assets	(894,852)	(463,981)
Deposits and other	(254,498)	(1,006,399)
Accounts payable	3,504,981	480,938
Accrued expenses	1,430,334	853,348
Accrued maintenance	949,736	(739,733)
Air traffic liability	1,773,475	7,407,467

Net cash used in operating activities	(1,792,847)	(4,187,308)

Investing activities
Purchases of property and equipment	(403,868)	(1,164,734)

Financing activities
Payments on capital lease obligations	(60,711)	(92,472)
Payments on long term debt	(236,773)	(549,595)
Proceeds from the issuance of preferred shares	---	3,147,219
Net cash provided by (used in) financing activities	(297,484)	2,505,152

Net decrease in cash and cash equivalents	(2,494,199)	(2,846,890)
Cash and cash equivalents at beginning of period	5,754,493	3,560,029
Cash and cash equivalents at end of period	$ 3,260,294	$ 713,139

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$98,956	$ 70,694

Supplemental schedule of noncash investing and financing activities:
Capital lease obligations incurred for property and equipment	$34,380	---

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

Signature and Title Date

/s/ SCOTT DICKSON May 22, 2002

Scott Dickson, CEO and President

/S/ DAVID RESCINO May 22, 2002

David Rescino, Chief Financial Officer

(Principal Accounting Officer)